Form 10-K
period 2017-06-30
Great Elm Capital Group, Inc.
filed 2017-09-19
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number: 001-16073

GREAT ELM CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 230, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer		☒	Accelerated filer
☐	Non-accelerated filer	(Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

☐ Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 or Rule 12b-2 of the Securities Exchange Act of 1934.

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $70.0 million as of December 31, 2016. Shares of common stock held by persons who are not directors or executive officers, including persons who own more than 5% of the outstanding shares of common stock, are included in that such persons are not deemed to be affiliates for purpose of this calculation.

As of September 1, 2017, there were 24,139,631 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”), which will be filed with the SEC within 120 days following June 30, 2017, in connection with the registrant’s 2017 annual meeting of stockholders, to be held on October 17, 2017, are incorporated by reference into Part III of this report.

i

PART I

Unless the context otherwise requires, “we” “us” “our” and terms of similar import refer to Great Elm Capital Group, Inc. and/or its subsidiaries.

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct, and we may not achieve the financial results or benefits anticipated. These forward-looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (NASDAQ: GECC);
▪	the dividend rate that GECC will pay;
▪	our ability to grow our investment management business;
▪	our ability to build a real estate business;
▪	our ability to raise capital to fund our business plan;
▪	our ability to create a merchant banking business;
▪	our ability to make acquisitions and manage any businesses we acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
▪	competition;
▪	the transformation of our board and executive leadership;
▪	our ability to attract, assimilate and retain key personnel;
▪	compliance with laws, regulations and orders;
▪	changes in laws and regulations;
▪	outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; and
▪	other factors described under “Risk Factors” or as set forth from time to time in our SEC filings.

These forward-looking statements speak only as of the time of filing of this report and we do not undertake to update or revise them as more information becomes available. You are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.  Business.

Overview

Great Elm has undergone a significant transformation in the last year. We:

▪	changed our leadership;
▪	closed on our first investment management business opportunity; and
▪	explored a number of acquisition and investment opportunities.

Our goal is to build a holding company focused on return on investment and long-term value creation.  We will accomplish this principally through:

▪	continuous review of acquisitions of businesses, securities and assets that have the potential for significant long-term value creation;
▪	effective use of the skills of our team, our financial resources, including our tax assets, our willingness to create bespoke solutions and our ability to prudently assume risks; and
▪	evaluating the retention and disposition of our operations and holdings.

Our first investment for long-term value creation was in the investment management business.  In June 2016, we invested $30 million in GECC. On November 3, 2016, Full Circle Capital Corporation (Full Circle), a business development company (BDC), merged with and into GECC.  In this investment management business, we have the opportunity to:

▪	earn management and administrative fees;
▪	earn incentive fees if GECC meets financial targets; and
▪	hold our GECC shares to generate dividends or sell our GECC shares to redeploy our capital in higher yielding opportunities.

We continue to explore other opportunities in the investment management business including, but not limited to, transactions with other BDCs that trade at a discount to their net asset value, as well as the creation of closed-end investment vehicles.

As of June 30, 2017, we had $1.7 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

Our corporate headquarters is located at 800 South Street, Suite 230, Waltham, Massachusetts 02453 and our phone number is (617) 375-3006. Our corporate website address is www.greatelmcap.com. The information contained in, or accessible through, our corporate website does not constitute part of this report.  We are a Delaware corporation that was incorporated in 1994 and completed our initial public offering in 1999.

Our Divested Patent Business

On April 6, 2016, we entered into a purchase and sale agreement with Optis providing for the sale of the entities that conducted our patent licensing business (the Divestiture).  The Divestiture was completed on June 30, 2016.

In the Divestiture, we received $34.2 million in gross cash proceeds, inclusive of reimbursement of $4.2 million of agreed upon expenses, and may be entitled to up to an additional $10 million cash payment on June 30, 2018. Optis has claimed that it has losses indemnifiable under the purchase and sale agreement in excess of the $10 million contractual payment due on June 30, 2018.  As a result, we have not recognized any portion of the $10 million in the accompanying consolidated financial statements for the periods presented. Our legacy patent business is reflected in our financial statements as discontinued operations.

Great Elm Capital Corporation ― Our Business Development Company Investment

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

We contributed $30 million in cash to GECC.  As of June 30, 2016, GECC was our wholly-owned subsidiary and it is consolidated in our June 30, 2016 financial statements.  On September 27, 2016, the MAST Funds contributed to GECC a portfolio of debt investments that had a November 3, 2016 fair value of approximately $90 million.  Following the MAST Funds contribution, GECC elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the Investment Company Act).

On November 3, 2016:

▪	Full Circle merged with and into GECC (the Merger) in exchange for shares of GECC common stock, and GECC’s common stock became listed on the NASDAQ Global Market;
▪	Great Elm Capital Management, Inc., our wholly-owned registered investment adviser subsidiary (GECM), is the external investment adviser to GECC; and
▪	GECM hired all of the employees of MAST Capital and acquired all of the infrastructure used by our GECM team.

We have two opportunities to generate free cash flow from GECC.

Under the investment management agreement (IMA) with GECC that is an exhibit to this report, GECM will be entitled to:

▪	management fees measured by GECC’s gross assets (other than cash and cash equivalents, including investments in money market funds);
▪	an incentive fee if GECC’s net investment income exceeds a hurdle rate; and
▪	an incentive fee based on GECC’s capital gains.

We also earn an administration fee based on the reimbursement of the portion of GECM’s expenses allocable to GECC.

We own approximately 17% of GECC’s shares that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.  Our GECC shares are registered for re-sale; however, we agreed that we would not sell these shares until November 3, 2017, but we may finance these shares during that holding period to generate liquidity before our contractual holding period expires.

In September 2017, we entered into a Separation Agreement that separated our business from MAST Capital and restructured many of these arrangements.

Acquisition Program

GECM’s team also is developing an active acquisition program for us in the investment management business, in select real estate opportunities and in operating businesses.  In the fiscal year ended June 30, 2017, we evaluated a number of opportunities but were unwilling to pay the significant multiples that the sellers received from third parties.

Competition

We face competition from larger, well financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, private equity funds, sovereign wealth funds and state owned enterprises.  Government regulation is a key competitive factor.

Employees

We had sixteen employees as of June 30, 2017; two in our parent company, seven in investment management and seven providing shared services.

Information about Great Elm on the Internet

The following documents and reports are available on or through our website as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC:

▪	Code of Ethics;
▪	Reportable waivers, if any, from our Code of Ethics by our executive officers;
▪	Charter of the audit committee of our board of directors (our Board);
▪	Charter of the nominating and corporate governance committee of our Board;
▪	Charter of the compensation committee of our Board;
▪	Annual reports on Form 10-K;
▪	Quarterly reports on Form 10-Q;
▪	Current reports on Form 8-K;
▪	Proxy or information statements we send to our stockholders; and
▪	Any amendments to the above-mentioned documents and reports.

Our stockholders may also obtain a printed copy of any of these documents or reports free of charge by sending a request to Great Elm Capital Group, Inc., 800 South Street, Suite 230, Waltham, MA 02453; Attention: Investor Relations, or by calling (617) 375-3006.

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

Risks Related to Our Business

We have a limited track record in the investment management business, and provide no assurance as to our acquisition and investment program. We entered the investment management business during fiscal 2017, so there is limited historical information about our performance in the investment management business on which to base your investment decision.

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

Our investment management agreement may be terminated by GECC in its discretion.  Our IMA may be cancelled by GECC on sixty days-notice for any reason or no reason.  We do not control the board of directors of GECC, and they may cancel our IMA at their discretion without making any termination payment to us.  GECM’s team investment performance is a key element of retaining this business.  We have recorded an intangible asset attributable to the IMA that is being amortized over a fifteen-year economic life even though the IMA is cancellable by GECC without penalty or termination fee and is renewable annually through a process mandated under the Investment Company Act.

Our growth strategy may not be successful. The process to identify potential investment opportunities and acquisition targets, to investigate and evaluate the future returns therefrom and business prospects thereof and to negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly. We are likely to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, sovereign wealth funds, special purpose acquisition companies, investment firms with significantly greater financial and other resources and operating businesses competing for acquisitions. Many of these companies are well established, well financed and have extensive experience in identifying and effecting business combinations.

Because we will consider investments in different industries, you have no basis at this time to ascertain the merits or risks of any business that we may ultimately invest in. Our business strategy contemplates investment in one or more operating businesses. We are not limited to acquisitions and/or investments in any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately invest or the target businesses with which we may ultimately invest. We may not properly assess all of the significant risks present in that opportunity. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. Except as required under Nasdaq rules and applicable law, we will not seek stockholder approval of any investment that we may pursue, so you will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction.

We may not correctly assess the management teams of the businesses we invest in. The value of the businesses we invest in is driven by the quality of the leaders of those businesses. When evaluating the desirability of a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the necessary skills, qualifications or abilities, the operations and profitability of that business will be negatively impacted.

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

Changing conditions in financial markets and the economy could impact us through decreased revenues, losses or other adverse consequences. Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

▪

Adverse changes in the market could also lead to a reduction in investment management fees and investment income from managed funds and losses on our own capital invested in managed funds. Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in withdrawal of fee-generating assets under management and reputational damage that might make it more difficult to attract new investors.

▪

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

▪

New or increased taxes on compensation payments or financial transactions may adversely affect our profits, if earned. Should one of our customers, debtors or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease extending credit to us, which could adversely affect our business, funding and liquidity.

Our common stock price may be volatile. The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

▪	price and volume fluctuations in the overall stock market from time to time;
▪	significant volatility in the market price and trading volume of securities of our competitors;
▪	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations or recommendations of securities analysts;
▪	material announcements by us or our competitors regarding business performance, financings, mergers and acquisitions or other transactions;
▪	general economic conditions and trends;
▪	legislative or regulatory changes affecting the businesses we invest in; or
▪	departures of key personnel.

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

Our ability to successfully grow our new business and to be successful thereafter will be totally dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of our business. Our ability to successfully effect our growth strategy is dependent upon the efforts of our key personnel. Peter. A. Reed is Chief Executive Officer of GECC and in September 2017 became our Chief Executive Officer. Our key personnel realize their importance to our business and may demand increased compensation as a result. The loss of our key personnel could severely negatively impact the operations and profitability of our business. We compete with many other entities for skilled management and staff employees, including entities that operate in different market sectors than us. Delays in recruiting and costs to recruit and retain adequate personnel could materially adversely affect results of operations.

Difficult market conditions can adversely affect our asset management business in many ways, by reducing the value or performance of our funds (including our invested funds and funds invested by third parties) or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our income and cash flow and adversely affect our financial condition. The build-out of our asset management business is affected by conditions in the financial markets and economic conditions and events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and regulations, market perceptions and other factors. In addition, we made a substantial investment in GECC that has resulted in an unrealized loss as of June 30, 2017 of approximately 30% of our investment. Adverse changes could lead to a reduction in investment income, losses on our own capital invested and lower revenues from asset management fees. Such adverse changes may also lead to a decrease in new capital raised and may cause investors to withdraw their investments and commitments. Even in the absence of a market downturn, below market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that may make it more difficult to attract new investors or retain existing investors.

We may issue additional shares of common stock or shares of our preferred stock to obtain additional financial resources, as acquisition currency or under employee incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks. Our certificate of incorporation authorizes our board of directors to issue shares of our common stock or preferred stock from time to time in their business judgement up to the amount of our then authorized capitalization. We may issue a substantial number of additional shares of our common stock and may issue shares of our preferred stock. These issuances:

▪	may significantly dilute your equity interests;
▪	may require you to make an additional investment in us or suffer dilution of your equity interest;
▪	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded to our common stock;
▪	could cause a change in control if a substantial number of shares of our common stock are issued;
▪	may affect, among other things, our ability to use our net operating loss carry forwards and could result in the resignation or removal of our present officers and directors; and
▪	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us. We may choose to incur substantial debt to finance our growth plans. The incurrence of debt could have a variety of negative effects, including:

▪	default and foreclosure on our assets if our operating cash flows are insufficient to repay our debt obligations;
▪

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

▪	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
▪	our inability to pay dividends on our common stock;
▪

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock (if declared), expenses, capital expenditures, acquisitions and other general corporate purposes;

▪	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
▪	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
▪

limitation on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the Investment Company Act), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to execute our growth plans. Under the Investment Company Act, our activities may be restricted, including:

▪	restrictions on the nature of our investments, and
▪	restrictions on the issuance of securities,

each of which may make it difficult for us to run our business. In addition, the law may impose upon us burdensome requirements, including:

▪	registration as an investment company;

▪	adoption of a specific form of corporate structure; and
▪	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

There are conflicts of interest involving MAST Capital and its affiliates, that own approximately 8.7% of the Company’s outstanding stock, and are participants in material transactions. These conflicts of interest, include, among others:

▪

Funds managed by MAST Capital are our largest stockholder and appointed two members of our board of directors, in addition to the prior appointment of Peter A. Reed, during the fiscal year ended June 30, 2017;

▪	Funds managed by MAST Capital owned all of our previously outstanding Senior Secured Notes which we settled in October 2016 for total cash payments of approximately $39.8 million;
▪

Peter A. Reed, was a partner in MAST Capital, became our Chief Executive Officer in September 2017, is a member of our board of directors, Chief Executive Officer of GECC and Chief Investment Officer of GECM;

▪	In connection with hiring the MAST Capital team, we took over a substantial portion of the operating expenses of MAST Capital and those transactions were restructured in September 2017;
▪	We assumed MAST Capital’s commercial contracts, leases and other obligations; and
▪

MAST Capital, its partners and employees will receive compensation in connection with GECC’s business, directly and through their equity ownership of GECC GP Corp (GP Corp) subsidiary and a note payable of GP Corp.

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

We may engage in a business combination with one or more target businesses that have relationships with the MAST Funds, our executive officers, directors or existing holders which may raise potential conflicts of interest. In light of the involvement of our executive officers and directors with other entities in the investment management business and otherwise, we may decide to acquire or do business with one or more businesses affiliated with the MAST Funds or our executive officers and directors.

Our directors also serve as officers and board members for other entities. Such entities may compete with us. We could pursue an affiliate transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Potential conflicts of interest may exist, and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered. At June 30, 2017, we had net operating loss carryforwards of approximately $1.7 billion. If we are unable to generate sufficient taxable income, we will not be able to fully realize the full amount of the net deferred tax asset. If we are unable to generate sufficient taxable income prior to the expiration of our U.S. federal net operating loss carryforwards, the net operating loss carryforwards would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to stockholders’ equity. In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding reduction to earnings during the period.

If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial position, cash balances and results of operations.

Catastrophic events (or combination of events), such as terrorism/sabotage, or fire, as well as deliberate cyber terrorism, could adversely impact our financial performance. Our assets under management could be exposed to effects of catastrophic events, such as severe weather conditions, natural disasters, major accidents, acts of malicious destruction, sabotage or terrorism, which could adversely impact our operations.

Additionally, the perceived threat of a terrorist attack could negatively impact us. Any damage or business interruption costs as a result of uninsured or underinsured acts of terrorism could result in a material cost to us and could adversely affect our business, financial condition or results of operation. Adequate terrorism insurance may not be available at rates we believe are reasonable in the future. All of the risks indicated in this paragraph could be heightened by foreign policy decisions of the U.S. and other influential countries or general geopolitical conditions.

Losses not covered by insurance may be large, which could adversely impact our financial performance. We carry various insurance policies on our assets. These policies contain policy specifications, limits and deductibles that may mean that such policies do not provide coverage or sufficient coverage against all potential material losses.  There are certain types of risk (generally of a catastrophic nature such as war or environmental contamination) which are either uninsurable or not economically insurable. Further, there are certain types of risk for which insurance coverage is not equal to the full replacement cost of the insured assets. Should any uninsured or underinsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, one or more of our assets or operations.

We also carry directors and officers liability insurance (D&O insurance) for losses or advancement of defense costs in the event a legal action is brought against the company’s directors, officers or employees for alleged wrongful acts in their capacity as directors, officers or employees. Our D&O insurance contains certain customary exclusions that may make it unavailable for the company in the event it is needed; and in any case our D&O insurance may not be adequate to fully protect the company against liability for the conduct of its directors, officers or employees.

We may invest in real estate. We may invest in commercial properties and are therefore exposed to certain risks inherent in the commercial property business. Commercial property investments are subject to varying degrees of risk depending on the nature of the property. These risks include changes in general economic conditions (such as the availability and cost of mortgage capital), local conditions (such as an oversupply of space or a reduction in demand for real estate in the markets in which we operate), the attractiveness of the properties to tenants, competition from other landlords and our ability to provide adequate maintenance at an economical cost.

Certain expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made whether or not a property is producing sufficient income to service these expenses. Commercial properties are typically subject to mortgages which require debt service payments. If we become unable or unwilling to meet mortgage payments on any property, losses could be sustained as a result of the mortgagee’s exercise of its rights of foreclosure or of sale.

Continuation of rental income is dependent on favorable leasing markets to ensure expiring leases are renewed and new tenants are found promptly to fill vacancies. It is possible that we may face a disproportionate amount of space expiring in any one year. Additionally, rental rates could decline, tenant bankruptcies could increase and tenant renewals may not be achieved, particularly in the event of an economic slowdown.

Retail property operations are susceptible to any economic factors that have a negative impact on consumer spending. Lower consumer spending would have an unfavorable effect on the sales of our retail tenants, which could result in their inability or unwillingness to make all payments owing to us, and on our ability to keep existing tenants and attract new tenants. Significant expenditures associated with each equity investment in real estate assets, such as mortgage payments, property taxes and maintenance costs, are generally not reduced when there is a reduction in income from the investment, so our income and cash flow would be adversely affected by a decline in income from retail properties. In addition, low occupancy or sales at retail properties, as a result of competition or otherwise, could result in termination of or reduced rent payable under retail leases, which could adversely affect retail property revenues.

Hospitality and multifamily business are subject to a range of operating risks common to these industries. The profitability of our investments in these industries may be adversely affected by a number of factors, many of which are outside our control. Such factors could limit or reduce the demand for or the prices hospitality properties are able to obtain for their accommodations, or could increase costs and therefore reduce the profitability of hospitality businesses. There are numerous housing alternatives which compete with multifamily properties, including other multifamily properties as well as condominiums and single-family homes. This competitive environment could have a material adverse effect on our ability to lease our properties, as well as on the rents realized

Increased competition may adversely affect our revenues, profitability and staffing. All aspects of our business are intensely competitive. We will compete directly with a number of business development companies, private equity funds, other financial institutions and special purpose acquisition companies. There has been increasing competition from others offering financial services, including services based on technological innovations. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away employees, which may result in us losing business formerly serviced by such employees. Competition can also increase our costs of hiring and retaining the employees we need to effectively operate our business. The financial services industry is subject to extensive laws, rules and regulations. Firms that engage in securities and derivatives trading, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees. Regulators will supervise our business activities to monitor compliance with laws, rules and regulations of the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied.

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

Operational risks may disrupt our business, result in regulatory action against us or limit our growth. Our businesses will be highly dependent on our ability to process, on a daily basis, transactions across numerous and diverse markets, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

Our financial and other data processing systems will rely on access to and the functionality of operating systems maintained by third parties. If the accounting, trading or other data processing systems on which we are dependent are unable to meet increasingly demanding standards for processing and security or if they fail or have other significant shortcomings, we could be adversely affected. Such consequences may include our inability to effect transactions and manage our exposure to risk.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. We and our third-party providers are the subject of attempted unauthorized access, computer viruses and malware, and cyber attacks designed to disrupt or degrade service or cause other damage and denial of service. Additional challenges are posed by external parties, including foreign state actors. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale. Legal liability arising from such risks may harm our business. Many aspects of our business involve substantial risks of liability.

Recent legislation and new or pending regulation may significantly affect our business. In recent years, there has been significant legislation and increased regulation affecting the financial services industry. These legislative and regulatory initiatives affect us, our competitors, our managed investment products and our customers. These changes could have an effect on our revenue and profitability, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect its business. Significant tax reform is currently proposed and changes in the law could adversely affect the value of our NOLs and our ability to realize such value. Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

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

We have identified multiple material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act.  As disclosed elsewhere in this report, as of June 30, 2017, we identified material weaknesses in our internal control over financial reporting primarily as a result of our finance staffing, the design and effectiveness of certain controls, and testing of the operation of our internal controls. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013). We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Risks Relating to Our Common Stock

Our common stock is subject to transfer restrictions. We have significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of our common stock and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares. The restriction will remain until the earliest of (1) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the Code) or any successor statute if our board of directors determines that the restriction on transfer is no longer necessary or desirable for the preservation of tax benefits, (2) the close of business on the first day of a taxable year as to which our board of directors determines that no tax benefits may be carried forward, (3) such date as our board of directors may fix for expiration of transfer restrictions and (4) January 29, 2018. The restriction may be waived by our board of directors on a case by case basis. You are advised to carefully monitor your ownership of our common shares and consult your own legal advisors to determine whether your ownership of our common shares approaches the proscribed level.

We also have a Tax Rights Plan that would be triggered if any person acquires 4.99% or more of our common stock without prior approval by our board of directors. Holders of more than 4.99% of our common stock on the day the rights plan was adopted were exempted from this limitation as to the number shares they held at the time of adoption of the rights plan.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt. Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

▪	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
▪	limiting the liability of, and providing indemnification to, our directors and officers;
▪	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
▪	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
▪	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
▪	limiting the ability for persons to acquire 4.99% or more of our common stock;
▪	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

▪	limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and
▪	providing that directors may be removed by stockholders only for cause.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Boston and Waltham, Massachusetts.  In December 2016, we terminated our Boston lease with an effective date of December 2017.  Our Waltham lease is non-cancellable through September 2024.

Item 3. Legal Proceedings.

We have been named in two related complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the Saunders Action), and William L. Russell, Jr., individually and on behalf of all others similarly situated, v. Biderman, et al. filed on September 12, 2016 and amended on September 22, 2016 (the Russell Action), were filed in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the Circuit Court), respectively. On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v. Felton, et al., was filed in the Circuit Court (the Speiser Action, and together with the Saunders Action and the Russell Action, the Actions).

On October 24, 2016, we, along with Full Circle, GECC, MAST Capital, certain directors of Full Circle and the plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the MOU). Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and GECC agreed to and did make the supplemental disclosures with respect to the merger. The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the Stipulation) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the Merger Agreement; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle's stockholders. There can be no assurance that the settlement will be finalized or that the Circuit Court will approve the settlement. We have determined there is a remote possibility the outcome of these complaints will have a material effect on our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Record Holders

As of September 1, 2017, there were 169 record holders of our common stock.

Dividends

We did not pay dividends during the fiscal years ended June 30, 2017, 2016, or 2015. We do not currently intend to pay dividends.  The payment of dividends in the future is subject to the discretion of our board of directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our board of directors may deem to be relevant.

Restrictions on Ownership

We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common shares and the ability of persons or entities now owning five percent or more of the common shares from acquiring additional common shares. We also have a tax benefits preservation rights plan that restricts ownership of 4.99% or more of our outstanding shares of common stock.  Our board of directors has granted a waiver for the MAST Funds to own up to 19.9% of our common stock (as of the date of this report, MAST Funds and affiliates own approximately 8.7% of outstanding shares of common stock). Persons that owned more than 4.99% of our common stock when the rights plan was adopted were grandfathered as to their then-current holdings of our common stock.

Trading Prices

Our common stock is traded on the Nasdaq Global Select Market.  Our common stock traded under the symbol “UPIP” until June 17, 2016 when it began trading under the symbol “GEC.” On January 5, 2016, we effected a one for twelve reverse stock split.  All share numbers in this report have been retroactively restated to give effect to the 1:12 reverse stock split.  The following table shows the high and low trading price during the applicable period as reported by Bloomberg LP.

Fiscal Period	Low	High
2017
Fourth quarter	$3.10	$3.70
Third quarter	$2.95	$3.85
Second quarter	$3.45	$4.79
First quarter	$4.10	$6.97

2016
Fourth quarter	$5.45	$10.10
Third quarter	$8.44	$11.31
Second quarter	$8.11	$12.96
First quarter	$7.20	$10.32

Performance Graph

Based on $100 invested on June 30, 2012 in stock or index, including reinvestment of dividends through fiscal the fiscal year ended June 30, 2017.

Stock Purchases

None

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data, revised to reflect discontinued operations as of, and for the following fiscal years:

	Fiscal Year ended June 30,
Amounts in thousands (except per share data)	2017	2016	2015	2014	2013
Selected Consolidated Statements of Operations Data:
Net revenues	$4,927	$—	$—	$—	$—
Operating expenses	9,532	9,835	8,040	5,709	14,965
Operating income (loss) from continuing operations	(4,605)	(9,835)	(8,040)	(5,709)	(14,965)
Interest expense	(6,321)	(4,947)	(4,332)	(3,697)	(34)
Unrealized gain (loss) on investments	(9,114)	—	—	—	—
Income (loss) from continuing operations	(17,440)	(9,440)	(12,196)	(5,592)	(15,153)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	2,203	(5,830)	(29,563)	6,025	(24,676)
Gain (loss) on sale of discontinued operations	—	24,692	—	—	(7,784)
Total income (loss) from discontinued operations	2,203	18,862	(29,563)	6,025	(32,460)
Net income (loss)	$(15,237)	$9,422	$(41,759)	$433	$(47,613)
Less: net loss attributable to non-controlling interest	(30)	—	—	—	—
Net income (loss) attributable to Great Elm Capital Group	$(15,207)	$9,422	$(41,759)	$433	$(47,613)
Basic and diluted earnings (loss) per share
Continuing operations	$(1.06)	$(1.00)	$(1.31)	$(0.62)	$(2.00)
Discontinued operations	$0.13	$2.00	$(3.17)	$0.67	$(4.29)
Net income (loss) per share	$(0.93)	$1.00	$(4.48)	$0.05	$(6.29)
Shares used in computing basic and diluted earnings (loss) per share:	16,433	9,412	9,332	8,999	7,570

	As of June 30,
	2017	2016	2015	2014	2013
Selected Consolidated Balance Sheets Data:
Cash and cash equivalents	$45,894	$80,711	$73,755	$93,877	$47,613
Investment management fees receivable - related party	$3,306	$—	$—	$—	$—
Investments (1)	$20,886	$—	$11,713	$51,813	$10,793
Identifiable intangible assets, net	$4,102	$—	$—	$—	$—
Total assets	$76,694	$80,897	$88,884	$150,441	$78,238
Liabilities related to discontinued operations	$3,608	$7,354	$30,067	$53,603	$—
Lease liabilities (2)	$2,061	$—	$—	$—	$—
Related party note payable	$3,174	$33,786	$29,874	$25,693	$22,096
Stockholders' equity	$66,216	$36,821	$23,504	$63,071	$43,927

(1)	Includes short and long-term investments.
(2)

Includes short and long-term liabilities.  For US GAAP reporting purposes, we implemented the new lease standard utilizing practical expedients related to contracts containing leases in the periods prior June 30, 2017.  As a result, we were not required to retroactively adjust our balance sheet as of June 30, 2016.  Further, no adjustment has been made to the balance sheet data as presented as of June 30, 2015, 2014, and 2013 not presented in the accompanying consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified entirely by, our consolidated financial statements (including Notes to the Consolidated Financial Statements) and the other consolidated financial information appearing elsewhere in this report. Some of the information in this discussion and analysis includes forward-looking statements that involve risk and uncertainties. Actual results and timing of events could differ from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In April 2016, we entered into an agreement to divest our patent licensing operations. That transaction closed on June 30, 2016. We have presented our financial statements to account for the patent licensing component of our operations as discontinued operations.

Our goal is to build a diversified holding company focused on return on investment and long-term value creation. Our first investment in furtherance of this goal is our investment management business. We invested $30 million in GECC, which was our wholly owned subsidiary as of June 30, 2016 and was deconsolidated on November 1, 2016. Our GECM subsidiary is GECC's external investment advisor.

During the fiscal year ended June 30, 2017, our business significantly changed and we made a number of changes in financial reporting:

▪	On November 1, 2016, we deconsolidated GECC and thereafter accounted for our remaining 17% equity interest at fair value;
▪	Since September 27, 2016, we have been GECC’s investment manager through our wholly-owned subsidiary GECM, and on November 4, 2016 we began earning fees for providing services to GECC;
▪

On November 3, 2016, we hired, through GECM, all of the employees of MAST Capital and entered into a series of transactions with MAST Capital and its employees, including the issuance of a note payable;

▪	On November 3, 2016, we determined that our investment management business is a separate reportable segment;
▪	On October 18, 2016, we retired our 12.875% related party Senior Secured Notes;
▪	On December 30, 2016, we substantially completed a backstopped rights offering for approximately $45.0 million of proceeds, before deducting offering costs;
▪	We adopted new accounting standards with respect to leases, acquisitions and stock-based compensation.

In September 2017, we separated our business from MAST Capital, which restructured a number of the arrangements we entered into in November 2016.

Critical Accounting Policies

Deferred Tax Assets.

We have fully reserved our $1.7 billion of net operating loss carryforwards. As a result, the related deferred tax asset nets to zero in our financial statements.

Investment in GECC.

We own approximately 17% of the outstanding shares of GECC, and our GECM subsidiary is GECC’s investment manager. As GECC’s investment manager, GECM has significant influence over GECC.  As permitted by GAAP, we have elected to mark-to-market our investment in GECC rather than using the equity method of accounting to record a pro-rata portion of GECC’s financial position, results of operations and cash flows.

Investment Management Assets Acquired.

On November 3, 2016, our GP Corp subsidiary issued a promissory note payable up to a maximum principal amount of $10.8 million (the GP Corp Note), that had an estimated fair value of approximately $3.4 million.  We also issued a warrant to purchase up to 54,733 shares of our common stock to acquire certain assets from MAST Capital.  The assets acquired and liabilities assumed include, among others, an investment management contract; immaterial office equipment; and the assumption of a lease and other liabilities necessary for our investment management operations.  As part of the acquisition, we have preliminarily allocated substantially all of the fair value of the consideration paid, as estimated through the utilization of discounted cash flow attribution, of approximately $3.9 million, to a single identifiable intangible asset with an estimated useful life on the date of acquisition of 15 years.  See “Risk Factors — Our investment management agreement may be terminated by GECC in its discretion.”

In September 2017, we entered into the Separation Agreement, which is an exhibit to this report, that significantly restructured many of these arrangements.

Contingent Asset.

In connection with the divestiture of our patent business, Optis, the purchaser of our patent business is obligated to make a deferred purchase price payment to us of up to $10 million.  Optis has claimed that it has indemnifiable losses in excess of $10 million as stated in the purchase and sale agreement.  We are currently unable to estimate how much, if any, of the deferred purchase price will be collected.  Accordingly, we have not reflected a contingent asset in respect of the deferred purchase price on our financial statements.

Revenue Recognition

Revenues from the investment management segment primarily consist of management fees, incentive fees and administrative fees.

The base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets, including assets purchased with borrowed funds. The base management fee is received quarterly in arrears. The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial quarter are prorated.

The incentive fee from GECC consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, GECC will pay GECM 20% of the amount by which GECC’s pre-incentive fee net investment income (the Pre-Incentive Fee Net Investment Income) for the quarter exceeding a hurdle rate of 1.75% of GECC’s net assets at the end of the immediately preceding calendar quarter. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

Under the capital gains component of the incentive fee, GECC is obligated to pay us at the end of each calendar year 20% of the aggregate cumulative realized capital gains from November 4, 2016 through the end of that twelve-month fiscal period, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.

Incentive fees are recorded on an accrual basis to the extent such amounts are contractually due. Accrued but unpaid incentive fees and deferred incentive fees as of the reporting date are recorded in related party investment management fees receivable in the accompanying consolidated balance sheets. Incentive fees are recognized at the end of a measurement period. Once realized, such fees are not subject to reversal.

We have not provided any allowance for un-collectability of deferred management fees attributable to accrued but unpaid interest.

Intangible Assets

We have recognized separately identifiable intangible assets as part of the Acquisition.  We estimated the acquisition date fair value of our identifiable intangibles based on the expected future cash flows of the acquired assets.  The fair value of our identifiable intangible assets was determined using the income approach, utilizing the discounted cash flows over a twenty-five year period.

Our identifiable intangible assets are being amortized over 15 years based on the discounted cash flows, the period in which we expect to recover substantially all of our initial capital investment.  Various factors within, and beyond, our control could result in significant differences from our acquisition date estimates.

Performance Shares

We granted an aggregate of 1,058,694 shares (net of forfeitures through June 30, 2017) of restricted stock with both performance and services requirements in connection with the formation of our investment management business. The vesting of these awards is subject to a five-year service requirement and an IMA cumulative revenue collection target of $40 million.  In order to recognize compensation expense over the vesting period, we are required to estimate the probability of the performance target being met on an on-going basis.  Additionally, we have elected to recognize the financial impacts of award forfeitures in the period in which they incur.  In the period of forfeiture, all previously recognized compensation expense associated with unvested awards is reversed.

Although these shares are considered outstanding and entitled to vote for legal purposes, they are not accounted for as issued and outstanding for financial reporting purposes since they do not vest, and are subject to forfeiture, until the performance and service requirements are met.

Operational Results

The following discussion is reflective of the reclassification of our divested patent business on June 30, 2016.  The results of our divested patent business have been reclassified to discontinued operations for all periods presented.  Additionally, the operations of our investment management segment commenced in November 2016.

Due to the strategic shifts in our business through June 30, 2017, the results of operations for the year ended June 30, 2017 are not comparative for the same periods ended June 30, 2016 and 2015.

Investment Management Business

The key metrics of our investment management business include:

▪	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based
▪	Investment Performance ― on which our incentive fees (if any) are based and on which we are measured against our competition
▪	EBITDA and adjusted EBITDA – which are (non-GAAP) measurements of our investment management operations
▪	Dividends and GECC share price ― which determine the return on our investment in GECC shares
▪	90-day LIBOR ― which impacts the investment performance of GECC and determines the cost of GP Corp’s debt

The following table provides the results of our investment management business since its commencement in November 2016:

Dollar amounts in thousands	November 3, 2016 to June 30, 2017
Revenue:
Investment management advisory fees	$4,927
Operating costs and expenses:
General and administrative	(3,345)
Stock based compensation	(1,434)
Depreciation and amortization	(340)
Total investment management operating expenses	(5,119)

Investment Management Revenue.  For the period from November 3, 2016 through June 30, 2017, we recognized $1.5 million of investment management fees; and $2.8 million of incentive fees based on GECC’s results of operations, additionally, we recognized $0.6 million in administrative fees. Our quarterly management fees fluctuate based on the fair value of the non-cash and cash equivalent assets of GECC.  In order to receive incentive fees that are based on net investment income, GECC’s net investment income must exceed the 1.75% quarterly hurdle rate.  We also earn an incentive fee based on GECC’s net capital gains.  Our recognized incentive fees are not expected to be collected within the next twelve months.

Investment Management Costs and Expenses.  During the period for November 3, 2016 through June 30, 2017, our investment management business’ costs primarily consisted of payroll and related costs of $3.5 million (inclusive of stock based compensation); facilities and other administrative costs of $1.3 million; and the amortization of intangible assets acquired totaling $0.3 million.  We will continue to amortize the intangible assets associated with our investment management business over the remaining useful life of 14.3 years as of June 30, 2017.  As a result of the Separation Agreement, we did not record any receivable in the quarter ended June 30, 2017 for amounts that would have been payable by MAST Capital under the Cost Sharing Agreement.

General Corporate Expenses

The following table represents operating expenses for the 2017, 2016 and 2015 fiscal years, respectively (dollars in thousands):

	Year Ended June 30,
		Percent		Percent
	2017	Change	2016	Change	2015
Operating costs and expenses - general corporate
General and administrative	$4,413	-55%	$9,772	23%	$7,933
Other income (loss) - general corporate
Interest expense, net	(6,321)	28%	(4,947)	14%	(4,332)
Other income, net	84	-64%	233	-13%	268

General and Administrative Expenses. General and administrative expenses consisted primarily of (1) salary and benefit expenses and travel expenses for employees, including our Chief Executive and Chief Financial Officer and (2) facility costs for our finance, legal, and information services functions. General and administrative expenses also include outside accounting and legal fees and public company costs.

$3.0 million of the reduction in general and administrative expenses for fiscal 2017 was the result of a one-time reimbursement of professional and other fees, that were recognized and expensed in fiscal 2016 and reimbursed in fiscal 2017, associated with the formation of GECC; and reductions in general corporate overhead undertaken by our interim management team. The increase in general and administrative expense during 2016 compared with the 2015 fiscal year is attributable to increases related to additional consulting expenses associated with our divestiture, additional legal fees, and consultant engagements.

Dividends.  For the period November 3, 2016 to June 30, 2017, we earned $1.3 million of dividends on our investment in GECC.  In order to maintain its regulated investment company status for tax purposes and avoid excise taxes, GECC is required to distribute a significant portion of its net income to its stockholders. We record our pro rata share of such distributions if, as and when declared by GECC’s board of directors.

Unrealized Loss. We mark-to-market our investment in GECC by reference to the closing price of GECC common stock on Nasdaq (an observable Level 1 valuation input). For the period from November 1, 2016 (when we deconsolidated GECC) to June 30, 2017, we recognized $9.1 million of unrealized loss.  We may be required to record further losses related to our investment in GECC in the future.

Interest Expense, net. Net interest expense totaled $6.3 million, $4.9 million, and $4.3 million for the 2017, 2016, and 2015 fiscal years, respectively.

Total interest expense incurred during fiscal 2017 was $6.3 million; of which $0.3 million was incurred from the GP Corp note.  Interest expense related to the previously outstanding related party Senior Notes, totaling $6.0 million represents:  $2.0 million of premium paid on retirement of our Senior Notes; $2.8 million of non-cash write off of original issue discount and deferred issuance costs; and $1.2 million of interest on the Senior Notes from July 1, 2016 to the October 18, 2016 payoff date.

Interest expense for the fiscal years ended June 30, 2016 and 2015 was attributable to interest on our related party Senior Notes issued on June 28, 2013 and paid off on October 18, 2016. Interest expense on the Senior Notes during fiscal 2016 and 2015 consisted of in-kind payments and amortization of a discount and deferred issuance costs.

Other Income, net. We did not recognize any individually significant transactions resulting in the recognition of other income for the fiscal years ended June 30, 2017, 2016, and 2015.

Income Taxes

Although in the aggregate we expect to owe no Federal taxes for the year ended June 30, 2017, we are required to provide intra period taxes allocated between continuing operations and discontinued operations.  State and local taxes are immaterial for the fiscal year.

Summary of Discontinued Operations for the Fiscal Years ended June 30, 2017; 2016; and 2015

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

	2017	2016	2015
Discontinued operations:
Net revenue	$8,750	$27,826	$4,505
Patent licensing expenses (1)	(5,630)	(30,780)	(31,069)
General and administrative expenses	—	(2,876)	(2,989)
Other non-significant expenses	—	—	(10)
Gain (loss) from discontinued operations	3,120	(5,830)	(29,563)
Gain on sale of discontinued operations	—	29,795	—
Total pretax gain (loss) on discontinued operations	3,120	23,965	(29,563)
Income tax benefit (expense)	(917)	(5,103)	—
Net gain (loss) from discontinued operations	$2,203	$18,862	$(29,563)

(1)	Amount related to the fiscal year ended June 30, 2017 primarily consists of non-recurring fee split obligations associated with the Microsoft settlement as further discussed below.

Net Revenues, Discontinued Operations

On June 30, 2016, we sold our patent licensing business.  During the year ended June 30, 2017, we reached a final settlement with Microsoft Corporation, related to an infringement judgment in our favor previously under appeal, for a one-time payment by Microsoft Corporation of $8.8 million.  The payment, received in October 2016, included reimbursement of litigation costs incurred of approximately $1.9 million.  Net of fee split obligations and additional professional fees incurred with the settlement, we recognized a gain from the Microsoft settlement in discontinued operations’ of approximately $3.1 million.

Our recognized revenues for the years ended June 30, 2016 and 2015, respectively, were substantially derived from licensing and selling of our intellectual property in two significant transactions with Lenovo that closed in April 2014. The fluctuations in net revenue year over year were the result of timing differences related to recognizing the individual accounting components associated with the Lenovo transaction.  During the fiscal year ended June 30, 2016, we recognized net revenue of $27.8 million, representing non-cash revenue equal to all of the remaining deferred revenue of the Lenovo contract, as a result of the divestiture of our intellectual property portfolio and corresponding performance obligations.

Patent Licensing Expense, Discontinued Operations

Patent licensing expenses included legal and consulting costs related to technical and economic evaluation, licensing, maintaining, and defending or asserting our patents, as well as salary and benefit expenses and travel expenses for our employees that were engaged in the activities on a full-time basis.  From mid calendar 2013 through the fourth quarter of our 2016 fiscal year, we incurred significant expenses associated with our patent licensing efforts, the majority of which related to enforcement litigation.

Throughout fiscal 2016 we experienced limited successes abroad resulting in the recognition of litigation fee reimbursements totaling approximately $3.0 million, which were immediately offset by rulings in favor of the defendants in trials in the United Kingdom totaling approximately $3.1 million.

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

General and administrative expenses associated with our discontinued operations during the year ended June 30, 2016 were relatively consistent compared to 2015, as a result of very little change in our activities attributable to our subsidiaries that conducted our patent licensing business.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2017, 2016 and 2015, respectively (in thousands):

	As of June 30,
	2017	2016	2015
Current Assets	$68,014	$80,821	$86,127
Current Liabilities	5,728	44,060	10,738
Working Capital	$62,286	$36,761	$75,389
Long Term Liabilities	$4,750	$16	$54,642

	Fiscal Year end June 30,
	2017	2016	2015
Cash provided by (used in) operating activities	$(10,491)	$(34,577)	$(59,973)
Cash provided by (used in) investing activities	(30,135)	41,675	39,970
Cash provided by (used in) financing activities	5,809	(142)	(119)
Net increase (decrease) in cash and cash equivalents	$(34,817)	$6,956	$(20,122)

Working Capital and Cash Flows

As of June 30, 2017, we had a cash balance of $45.9 million.  We also own 1,966,667 shares of GECC common stock that we may not transfer to a person other than our subsidiaries or an affiliate of MAST Capital until November 3, 2017 with an estimated fair value of $20.9 million as of June 30, 2017.

We have a related party GP Corp Note due to MAST initially requiring maximum cash payments, without giving effect to certain incurred cost off-sets, of $10.8 million that accrues interest at a variable rate of LIBOR plus 3 percent, as adjusted for each 90-day period (at June 30, 2017 the effective rate was 4.26%) through maturity on November 3, 2026.  The GP Corp Note requires minimum annual principal payments of $0.3 million and quarterly interest only payments.  The note is secured by the profits generated by our management of GECC, with non-recourse to any of our other assets, entities, or operations.  The principal amount of this note, along with the minimum annual payment, was reduced to $3.3 million in September 2017.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.   See “Risk Factors.”

Cash Provided by (Used in) Operating Activities. Cash provided by (used in) operating activities totaled ($10.5) million, ($34.6) million and ($60.0) million for the 2017, 2016 and, 2015 fiscal years, respectively.

Operating cash flows used in continuing operations (net of cash used in discontinued operations) for the year ended June 30, 2017, totaled $9.1 million.  The cash used in our continuing operations were primarily the result of settling significant portions of operating expenses as incurred; increases in receivables from our investment management fees and dividends due on our investment in GECC totaling $3.5 million; and the pay down our accounts payable and other accrued expenses by $1.5 million.

Cash Provided by (Used in) Investing Activities.  Investing activities for the year ended June 30, 2017 consisted of $30.0 million that was classified as cash held in a wholly-owned subsidiary at June 30, 2016 and was reclassified as the cost basis of our investment in shares of GECC as a result of our deconsolidation of GECC and $0.1 million of cash used in the acquisition of GP Corp.

Cash Provided by Financing Activities.  Financing activities for the fiscal year ended June 30, 2017 primarily consisted of our rights offering that generated net cash proceeds of $42.6 million and the pay down of previously and currently outstanding debt totaling $36.8 million.

Related Party Notes Payable.  In October 2016, we called and retired the previously outstanding Senior Notes.  As part of the retirement, we made cash payments totaling approximately $39.8 million; consisting of interest payments of $1.2 million; call premiums totaling $2.0 million; and principal payments of $36.6 million.

In November 2016, we issued MAST Capital a note with an initial principal balance payable up to $10.8 million as part of the consideration for the assets acquired. The Note is secured by the profits generated by GECM’s management of GECC.   The GP Corp Note requires quarterly interest only payments and annual principal payments of at least $0.3 million, based on the Company’s fiscal year ending June 30.  Further, the GP Corp note does not have any recourse to any of our operations or net assets not related to GECM’s management of the investments assets held by GECC.  The GP Corp Note may be prepaid at any time with prior written notice to the Holders.  Additionally, GP Corp is required to prepay the GP Corp Note upon certain material liquidation transactions. In September 2017, the principal balance of the note was reduced to $3.3 million as part of the Separation Agreement.

Contractual Obligations

Our contractual obligations as of June 30, 2017 are presented in the table below (dollars in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	Year	1-3 years	3-5 years	years
GP Corp. Note (1)	$15,393	$721	$1,473	$1,513	$11,686
Operating Lease Obligations	3,160	920	681	716	843
Total Contractual Obligations	$18,553	$1,641	$2,154	$2,229	$12,529

(1)

Includes estimated interest based on an interest rate of 4.26%, the average 90-day LIBOR rate plus 3%, as of June 30, 2017.  The payment amounts reflected do not give effect to certain cost offsets allowable under the applicable agreements and are therefore stated at the maximum contractual amounts.  The above table does not give effect to the September 2017 reduction of the principal amount of the GP Corp note to $3.3 million.

Non-GAAP Measurements

The SEC has adopted rules to regulate the use in filings with the SEC, and in public disclosures of financial measures, that are not in accordance with US GAAP, such as EBITDA and adjusted EBITDA, omission of non-recurring or infrequent items, and other omissions of non-cash items whether recurring or non-recurring. These measures are derived from methodologies other than in accordance with US GAAP.

We believe that earnings before taxes, depreciation, amortization and stock-based compensation (EBITDA), the non-cash adjustments listed below and adjusted EBITDA, are important measures in addition to US GAAP segment results to be used in evaluating our businesses. In addition, our management reviews EBITDA and adjusted EBITDA as they evaluate acquisition opportunities.

These Non-GAAP measurements have limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under US GAAP. Some of these limitations are:

▪	this measure does not reflect changes in, or cash requirements for, our working capital needs;
▪	this measure does not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
▪	this measure does not reflect historical cash expenditures or future requirements for expenditures or contractual commitments.
▪	the recognition of impairment and similar non-cash charges.

Since we did not have material recurring revenue generating operations from our discontinued intellectual property business for the years ended June 30, 2016 and 2015, our management did not utilize EBITDA or adjusted EBITDA in evaluating the results or for planning purposes; correspondingly, those periods have not been presented.

The following table reconciles US GAAP results to EBITDA, and adjusted EBITDA from our results of operations for the period ended June 30, 2017:

	For the Year Ended June 30, 2017
Dollar amounts in thousands	Investment Management	General Corporate	Total
Net loss - GAAP	$(503)	$(14,734)	$(15,237)
EBITDA:
Net loss - GAAP	$(503)	$(14,734)	$(15,237)
Interest	285	6,036	6,321
Taxes (1)	14	—	14
Depreciation and amortization	340	—	340
EBITDA:	$136	$(8,698)	$(8,562)
Adjusted EBITDA:
EBITDA	$136	$(8,698)	$(8,562)
Stock based compensation	1,434	529	1,963
Unrealized loss on investment in GECC	—	9,114	9,114
Re-measurement of warrant liability	(30)	—	(30)
Adjusted EBITDA	$1,540	$945	$2,485

(1)

For the fiscal year ended June 30, 2017, the Company incurred approximately $1.2 million of tax benefit from its loss on continuing operations, off-set by $1.2 million of tax expense from discontinued operations.

Off Balance Sheet Obligations

As of June 30, 2017, we did not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

New Accounting Pronouncements

See Note 2 in the accompanying Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. As noted in “Risk Factors,” declines in financial market values negatively impact our revenue and net income.

Our primary direct exposure to equity price risk arises from our investment in GECC shares. Equity price risk as it relates to this investment represents the potential future loss of value that would result from a decline in the net asset value of GECC or the fair value of the equity securities.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Per Rule 3-09 of Regulation S-X, the audited financial statements of GECC for the year ended December 31, 2016 included in GECC’s registration statement on Form N-2 (File No. 333-217222), as amended, filed with the SEC on June 30, 2017, are incorporated herein by reference.  We include the financial statements of GECC because our investment in GECC meets the test of significance under Rule 3-09 in Regulation S-X.  The management of GECC is responsible for the form and content of GECC’s financial statements.  Certain officers of GECC are also officers of GECM and Mr. Reed is Chief Executive Officer of GECC and GEC.  GECM serves as the investment advisor to GECC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Our Audit Committee approved the appointment of Deloitte & Touche LLP (Deloitte) as our independent registered public accounting firm, effective May 30, 2017, as described further below. Accordingly, and in connection therewith, the we dismissed Grant Thornton LLP (Grant Thornton) as our independent registered public accounting firm effective as of that same date.

Grant Thornton’s audit reports for the fiscal years ended June 30, 2016 and 2015 on our consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. However, as further described below, Grant Thornton’s audit report on the effectiveness of our internal control over financial reporting as of June 30, 2016 contained an adverse opinion. At no point during the fiscal years ended June 30, 2016 and 2015 and the subsequent interim period through May 30, 2017 were there any “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. The adverse opinion on our internal control over financial reporting described further below constituted the only “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) that occurred during the fiscal years ended June 30, 2016 and 2015 and the subsequent interim period through May 30, 2017.

Our controls over the preparation and review of our income tax provision did not operate effectively such that we did not timely identify material errors in the provision for income taxes applicable to continuing operations and discontinued operations and the presentation thereof in the financial statements as of June 30, 2016 and for the year then ended. Accordingly, Grant Thornton’s audit report on the effectiveness of our internal control over financial reporting as of June 30, 2016 contained an adverse opinion on the internal control over financial reporting, which are described in Item 9A. Controls and Procedures of our Form 10-K for the fiscal year ended June 30, 2016.

Our Audit Committee engaged Deloitte as our new independent registered public accounting firm effective May 30, 2017 to perform independent audit services for the fiscal year ending June 30, 2017.  During the fiscal years ended June 30, 2016 and 2015 and the subsequent interim period through May 30, 2017, we did not consult Deloitte regarding either:

▪

the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements in connection with which either a written report or oral advice was provided to us that Deloitte concluded was an important factor considered in reaching a decision as to the accounting, auditing or financial reporting issue; or

▪

any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for preparation of the accompanying financial statements in accordance with GAAP.

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

Our internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 as required by Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2017, we identified the following material weaknesses in its internal control over financial reporting:

▪	We had an insufficient number of personnel with an appropriate level of GAAP knowledge and experience commensurate with our financial reporting requirements.
▪

We did not have control activities that were designed and operating effectively.  Control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.

▪	We did not maintain effective monitoring controls to ascertain whether the components of internal control are present and functioning.

Based on our evaluation under the framework in Internal Control-Integrated Framework (2013) issued by COSO, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2017, based on the material weaknesses described above.

Remediation of Material Weaknesses

We have hired accounting personnel, are changing our controls and procedures and have engaged consultants to assist with the design and testing of our controls and procedures.

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2017, we did not make material changes in or internal control over financial reporting.  Our business significantly changed during the fiscal year ended June 30, 2017, and we made a number of changes in financial reporting. During the implementation of our new business processes, we identified the material weaknesses as described above.  Our management is in the process of assessing, integrating, and improving internal controls over financial reporting for our new business. Additionally, in the ordinary course of business, we may routinely modify, upgrade and enhance our internal controls and procedures for financial reporting.

The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Great Elm Capital Group, Inc.

Waltham, Massachusetts

We have audited Great Elm Capital Group, Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: (i) insufficient accounting resources, (ii) inadequate and ineffective control activities; including controls over significant transactions and the tax provision, and (iii) ineffective monitoring control activities. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2017, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017, of the Company and our report dated September 18, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 18, 2017

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The information required by Items 401, 405, 406, and 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Financial Statement Schedules

Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The exhibit index attached hereto is incorporated by reference. We will furnish any exhibit upon request made to our Corporate Secretary, 800 South Street, Suite 235, Waltham, MA 02453. We charge $0.50 per page to cover expenses of copying and mailing.

Item 16. Form 10-K Summary

We have elected not to provide a Form 10-K summary.

EXHIBIT INDEX

Unless otherwise indicated, all references are to filings by Great Elm Capital Group, Inc., formerly known as Unwired Planet, Inc. (the Registrant) with the Securities and Exchange Commission under File No. 001-16073)

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 7, 2016)

2.2

First Amendment to the Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 25, 2016)

2.3

Asset Purchase Agreement, dated as of November 3, 2016, by and between GECC GP Corp. and MAST Capital Management LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 9, 2016)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 15, 2013)

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on May 10, 2012)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 5, 2016)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 16, 2016)

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on November 15, 2015)

4.1	Form of the Registrant’s common stock certificate (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on September 14, 2016)

4.2

Tax Benefits Preservation Agreement, dated as of January 20, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-A filed on January 21, 2015)

4.3	Securities Purchase Agreement by and between the Registrant and Indaba Capital Fund, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2013)

10.1

Investment Management Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp (File No. 814-01211))

10.2

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp (File No. 814-01211))

10.3

Cost Sharing Agreement, dated as of November 3, 2016, by and between Great Elm Capital Management, Inc. and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 9, 2016)

10.4

Profit Sharing Agreement, dated as of November 3, 2016, by and between Great Elm Capital Management, Inc. and GECC GP Corp. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 9, 2016)

10.5	Senior Secured Note, dated November 3, 2016, by GECC GP Corp. in favor of MAST Capital Management LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on November 9, 2016)

10.6	Form of Performance Stock Award (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 9, 2016) (1)

Exhibit No.	Description

10.7

Subscription Agreement, dated as of June 23, 2016, by and among Great Elm Capital Corp., the Registrant, the investment funds signatory thereto, and MAST Capital Management LLC (incorporated by reference to the Pre-Commencement Solicitation filed on June 27, 2016 by Great Elm Capital Corp. (File No. 814-01211))

10.8

Amended and Restated Registration Rights Agreement, dated as of November 4, 2016, by and among Great Elm Capital Corp., the registrant, and the MAST Funds named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp (File No. 814-01211))

10.9

Agreement and Plan of Merger, dated as of June 23, 2016 by and between Great Elm Capital Corp. and Full Circle Capital Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2016)

10.10	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to Form 10-K filed on September 28, 2001) (1)

10.11	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 12, 2004) (1)

10.12	Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014) (1)

10.13	Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice 2011 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012) (1)

10.14

Second Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on February 7, 2014) (1)

10.15

Form of Notice of Stock Option Grant and Form of Stock Option Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 filed on December 4, 2009 (File No. 333-163480) (1)

10.16

Form of Notice of Restricted Stock Bonus Grant and Form of Restricted Stock Bonus Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 4, 2009 (File No. 333-163480) (1)

10.17	2016 Long-Term Incentive Plan (incorporated by reference to Annex D to the Proxy Statement filed on May 25, 2016) (1)

10.18	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016) (1)

10.19	Employment Offer Letter dated October 30, 2015 between the Registrant and James D. Wheat (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2015) (1)

10.20	Amended Notice of Option Award to Boris Teksler (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2016) (1)

10.21	Letter agreement, dated July 5, 2016 between the Registrant and Boris Teksler (incorporated by reference to the Form 8-K filed on July 6, 2016) (1)

10.22	Letter agreement, dated July 5, 2016, between the Registrant and Boris Teksler (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on September 14, 2016) (1)

10.23	Letter agreement, dated July 5, 2016, between the Registrant and Noah Mesel (incorporated by reference to Exhibit 10.21 to the Form 10-K filed on September 14, 2016) (1)

10.24	Offer letter, dated July 18, 2016, from the Registrant to Richard S. Chernicoff (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 20, 2016) (1)

Exhibit No.	Description
10.25	Option award, dated July 18, 2016 to Richard S. Chernicoff (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 20, 2016) (1)

10.26	Offer letter, dated November 3, 2016 to Peter A. Reed (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on November 9, 2016) (1)

10.27

Amended and Restated Backstop Agreement, dated as of October 13, 2016, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on October 14, 2016 (File No. 333-213620))

10.28

Registration Rights Agreement, dated as of September 14, 2016, by and among the Registrant and the holders named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 13, 2016)

10.29*

Separation Agreement, dated as of September 18, 2017, by and among the Registrant, Great Elm Capital Management, Inc., GECC GP Corp., MAST Capital Management, MAST Capital Management IA Holdings, LLC, David Steinberg, Peter A. Reed and Adam M. Kleinman

14.1	Code of Ethics as of September 13, 2016 (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on September 14, 2016)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.3*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited financial statements of Great Elm Capital Corp. (incorporated by reference to pages F-33 to F-63 to the Form N-2 (File No. 333-219574) filed on July 31, 2017 by Great Elm Capital Corp.)

101.1INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 18, 2017.

GREAT ELM CAPITAL GROUP, INC.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of September 18, 2017.

Signature	Title

/s/ Peter A. Reed	Chief Executive Officer and Director
Peter A. Reed	(Principal Executive Officer)

/s/ James D. Wheat	Chief Financial Officer
James D. Wheat	(Principal Financial and Accounting Officer)

/s/ Richard S. Chernicoff	Director
Richard S. Chernicoff

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Jeffrey S. Serota	Director
Jeffrey S. Serota

/s/ Mark A. Snell	Director
Mark A. Snell

/s/ Hugh Steven Wilson	Director
Hugh Steven Wilson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Great Elm Capital Group, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheet of Great Elm Capital Group, Inc. and subsidiaries (the “Company”) as of and for the year ended June 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of the Company for the year ended June 30, 2016, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements, were audited by other auditors whose report, dated September 13, 2016, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Elm Capital Group, Inc. and subsidiaries, as of June 30, 2017, and the results of their operations and their cash flows for the year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2016 consolidated financial statements to retrospectively apply the change in accounting for the presentation of debt issuance costs in 2017, as discussed in Note 2 to the consolidated financial statements. Our procedures included comparing the adjustment amount for debt issuance costs reclassified as a reduction in related party note payable to the amount reported in the corresponding line item of the consolidated balance sheet of the previously issued consolidated financial statements.  In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 18, 2017 expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses identified.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 18, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Great Elm Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Great Elm Capital Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Elm Capital Group, Inc. and subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Phoenix, Arizona

September 13, 2016

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$45,894	$80,711
Investment management fees receivable - related party	549	—
Related party dividend receivable	163	—
Related party receivable	348	—
Investment in GECC (cost $30,000)	20,886	—
Prepaid and other current assets	174	110
Total current assets	68,014	80,821
Investment management fees receivable - related party, net of current portion	2,757
Property and equipment, net	41	—
Identifiable intangible assets, net	4,102	—
Right to use asset, net	1,688	—
Other assets, net	92	76
Total assets	$76,694	$80,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52	$521
Accrued liabilities	1,019	108
Accrued legal expense	164	1,787
Accrued compensation	214	520
Lease liabilities	421	—
Liabilities related to discontinued operations	3,608	7,338
Related party note payable	250	33,786
Total current liabilities	5,728	44,060
Related party note payable, net of current portion	2,924	—
Lease liabilities, net of current portion	1,640	—
Warrant liability	186	—
Other long-term liabilities related to discontinued operations	—	16
Total liabilities	10,478	44,076
Commitments and Contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	—	—
Common stock, $0.001 par value; 350,000,000 shares authorized and 24,258,847 shares issued and 23,200,153 outstanding at June 30, 2017; and 9,466,670 shares issued and outstanding at June 30, 2016	23	9
Additional paid-in-capital	3,293,683	3,249,085
Accumulated deficit	(3,227,480)	(3,212,273)
Total Great Elm Capital Group, Inc. stockholders' equity	66,226	36,821
Non-controlling interest	(10)	—
Total stockholders' equity	66,216	36,821
Total liabilities and stockholders' equity	$76,694	$80,897

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data

	For the Years Ended June 30,
	2017	2016	2015
Revenue:
Investment management and administration fees	$4,927	$—	$—
Operating costs and expenses:
Investment management expenses	4,779	—	—
Amortization and depreciation	340	63	107
General and administrative	4,413	9,772	7,933
Total operating costs and expenses	9,532	9,835	8,040
Operating loss	(4,605)	(9,835)	(8,040)
Dividends and interest income	1,306	6	72
Unrealized loss on investment in GECC	(9,114)	—	—
Interest expense	(6,321)	(4,947)	(4,332)
Other income, net	84	233	268
Loss from continuing operations, before income taxes	(18,650)	(14,543)	(12,032)
Provision for (benefit from) income taxes	(1,210)	(5,103)	164
Loss from continuing operations	(17,440)	(9,440)	(12,196)
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	24,692	—
Income (loss) from discontinued operations, net of tax	2,203	(5,830)	(29,563)
Net income (loss) from discontinued operations, net of tax	2,203	18,862	(29,563)
Net income (loss)	$(15,237)	$9,422	$(41,759)
Less: net loss attributable to non-controlling interest	(30)	—	—
Net income (loss) attributable to Great Elm Capital Group	$(15,207)	$9,422	$(41,759)
Basic and diluted earnings (loss) per share from:
Continuing operations	$(1.06)	$(1.00)	$(1.31)
Discontinued operations	0.13	2.00	(3.17)
Net income (loss)	$(0.93)	$1.00	$(4.48)
Weighted average shares outstanding
Basic and diluted	16,433	9,412	9,332

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollar amounts in thousands

	For the Years Ended June 30,
	2017	2016	2015
Other comprehensive income (loss)
Net income (loss)	$(15,237)	$9,422	$(41,759)
Change in unrealized gain loss on marketable securities	—	—	(21)
Gain (loss) on foreign currency translation adjustment	—	(234)	231
Total comprehensive income (loss)	(15,237)	9,188	(41,549)
Comprehensive income (loss) attributable to non-controlling interest	(30)	—	—
Total comprehensive income (loss) attributable to Great Elm Capital Group	$(15,207)	$9,188	$(41,549)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollar amounts in thousands

								Total
								Great Elm
						Accumulated		Capital
	Common Stock		Treasury Stock		Additional Paid-in	other Comprehensive	Accumulated	Group Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2014	9,343	$9	(38)	$(884)	$3,243,858	$24	$(3,179,936)	$63,071	$—	$63,071
Net loss	—	—	—	—	—	—	(41,759)	(41,759)		(41,759)
Issuance of common stock related to stock option exercises and vesting of restricted stock units	5	—	—	—	92	—	—	92	—	92
Retirement of treasury stock	(45)	—	45	1,001	(1,001)	—		—	—	—
Purchase of treasury stock	—	—	(18)	(210)	—	—	—	(210)	—	(210)
Stock-based compensation	70	—	—	—	2,100	—	—	2,100	—	2,100
Other comprehensive income	—	—	—	—	—	210	—	210	—	210
BALANCE, June 30, 2015	9,373	9	(11)	(93)	3,245,049	234	(3,221,695)	23,504	—	23,504
Net income	—	—	—	—	—	—	9,422	9,422	—	9,422
Other comprehensive loss	—	—	—	—	—	(234)	—	(234)	—	(234)
Issuance of common stock related to vesting of restricted stock units	122	—	—	—	(103)	—	—	(103)	—	(103)
Retirement of treasury stock	(28)	—	28	235	(235)	—	—	—	—	—
Purchase of treasury stock	—	—	(17)	(142)	—	—	—	(142)	—	(142)
Stock-based compensation	—	—	—	—	4,374	—	—	4,374	—	4,374
BALANCE, June 30, 2016	9,467	9	—	—	3,249,085	—	(3,212,273)	36,821	—	36,821
Net loss	—	—	—	—	—	—	(15,207)	(15,207)	(30)	(15,237)
Acquisition of GP Corp.	—	—	—	—	—	—	—	—	20	20
Issuance of common stock in rights offering, net of issuance costs	13,701	12	—	—	42,635	—	—	42,647	—	42,647
Issuance of common stock related to vesting of restricted stock units	32	2	—	—	—		—	2	—	2
Stock-based compensation	—	—	—	—	1,963	—	—	1,963	—	1,963
BALANCE, June 30, 2017	23,200	$23	—	$—	$3,293,683	$—	$(3,227,480)	$66,226	$(10)	$66,216

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(15,237)	$9,422	$(41,759)
(Income) loss from discontinued operations	(2,203)	5,830	29,563
Gain on sale of discontinued operations	—	(24,692)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	340	63	107
Stock-based compensation	1,963	2,029	765
Re-measurement of warrant liability	30	—	—
Unrealized loss on investment in GECC	9,114	—	—
Gain on foreign currency	—	(277)	—
Loss on fixed asset disposal	—	82	—
Amortization of premiums/discounts on investments, net	—	3	79
In kind interest payments on note payable	—	4,355	3,837
Amortization of debt discount and issuance costs	2,802	592	495
Changes in operating assets and liabilities:
Investment management fees receivable	(3,306)
Related party receivable	(348)	—	—
Related party dividends receivable	(163)	—	—
Prepaid assets, deposits, and other assets	(81)	464	37
Accounts payable	(468)	(157)	(502)
Accrued legal	(1,623)	1,710	(174)
Accrued liabilities	231	292	(89)
Restricted cash	—	3	586
Net cash used in operating activities - continuing operations	(8,949)	(281)	(7,055)
Net cash used in operating activities - discontinued operations	(1,542)	(34,296)	(52,918)
Net cash used in operating activities	(10,491)	(34,577)	(59,973)
Cash flows from investing activities:
Acquisition of subsidiary	(100)	—	—
Purchases of property and equipment	(35)	(35)	(30)
Proceeds from sale of discontinued operations, net	—	30,000	—
Deconsolidation of GECC into equity method investment	(30,000)	—	—
Proceeds from sales and maturities of investments	—	11,710	40,000
Net cash provided by (used in) investing activities	(30,135)	41,675	39,970
Cash flows from financing activities:
Proceeds from issuance of common stock in rights offering, gross	45,000
Principal payments on related party note payable	(36,838)	—	91
Payment of equity issuance costs	(2,353)	—	—
Purchase of treasury stock	—	(142)	(210)
Net cash provided by (used in) financing activities	5,809	(142)	(119)
Net increase (decrease) in cash and cash equivalents	(34,817)	6,956	(20,122)
Cash and cash equivalents at beginning of year	80,711	73,755	93,877
Cash and cash equivalents at end of year	$45,894	$80,711	$73,755
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$3,535	$—	$—
Non-cash financing activities
Issuance of related party note payable in acquisition	$3,424	$—	$—
Issuance of equity-linked instruments classified as warrant liability	216	—	—
Retirement of treasury stock	—	235	1,001
Unpaid debt and equity issuance costs	—	—	31

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Great Elm Capital Group, Inc. (referred to as the Company, formerly Unwired Planet, Inc.) is a holding company incorporated in Delaware.  The Company currently has two operating segments, investment management and corporate.  The Company is pursuing other acquisition opportunities, within investment management and other industries.

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc., a Delaware corporation (GECM), entered into an investment management agreement (the IMA) with Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (GECC).

On November 3, 2016, Full Circle Capital Corporation merged with and into GECC (the Merger), and GECM hired the employees of MAST Capital Management, LLC, a Delaware limited liability company (MAST Capital), to manage the assets of GECC.  Certain funds managed by MAST Capital own approximately 8.7% of the Company’s common stock.  Through the Company’s 80.1% owned subsidiary, GECC GP Corp. (GP Corp), the Company acquired assets and assumed related liabilities (collectively, the Acquisition) associated with the on-going operations of GECM.  Approximately 5% of the 19.9% non-controlling interest of GP Corp is owned by MAST Capital, and its affiliates and officers.

As of June 30, 2017, the Company owns approximately 17% of the outstanding shares of GECC with a cost basis of $30 million.  The Company agreed with GECC that it would not transfer or dispose of its GECC shares until November 3, 2017.

Prior to the divestiture on June 30, 2016, as described in Note 3, the Company’s wholly-owned subsidiaries, Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC, were engaged in patent licensing with a portfolio of mobile technology patents and patent applications.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries; majority-owned subsidiaries; and subsidiaries that it has control over.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GECM; and its majority-owned subsidiary, GP Corp.  All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations and consolidated statements of comprehensive income (loss).

Investment in GECC

On November 1, 2016, the Company deconsolidated its investment in GECC upon the Company no longer having a controlling financial interest in GECC.  The Company determined that, by virtue of being GECC’s investment manager, the Company has significant influence over GECC.  Upon deconsolidation, the Company elected to account for its approximately 17% investment in GECC at fair value.  In accordance with this election, unrealized gains and losses at each measurement date are recognized as a component of net loss in the accompanying consolidated statements of operations and dividends are recognized if, as and when declared by GECC’s board of directors.

Discontinued Operations

On June 30, 2016, the Company completed the Purchase and Sale Agreement (as amended, the PSA) with Optis UP Holdings, LLC (Optis), pursuant to which Optis acquired all of the outstanding membership interests of the Company’s wholly-owned subsidiary, Unwired Planet, LLC (UPLLC), which owns all of the outstanding shares of Unwired Planet International Limited, an Irish company.  Together, the disposed subsidiaries owned all of the Company’s patent assets.

As a result of the disposition of the Company’s intellectual property licensing business and underlying patent and patent applications, the Company has presented financial results for these businesses in discontinued operations.  The divesture of the intellectual property licensing component consisted of all patent licensing expenses as previously presented in the accompanying consolidated statements of operations; certain general and administrative costs incurred by the disposed subsidiaries; and certain liabilities of the divested subsidiaries.

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

Segments

In November 2016, the Company changed its organizational structure in connection with the Acquisition. As a result, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed.  As of June 30, 2017, the Company has two reporting segments:  Investment Management; and General Corporate.  The Company’s chief operating decision maker did not allocate resources or assess performance on a segmented basis prior to the formation of the investment management business within the fiscal year ended June 30, 2017.

Revenue Recognition

The Company recognizes revenue on services at the time when services are performed, and the following conditions are met: persuasive evidence of an arrangement exists, the service is complete, the price is fixed and determinable, and collection of the proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met.

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer.  Investment management revenue primarily consists of fees based on a percentage of assets under management; fees based on the performance of managed assets; and administrative fees; as follows:

Management Fees

The base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets, including assets purchased with borrowed funds. The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial quarter are prorated.

Incentive Fees

The incentive fee from GECC consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, GECC will pay the Company 20% of the amount by which GECC’s pre-incentive fee net investment income (the Pre-Incentive Fee Net Investment Income) for the quarter exceeds a hurdle rate of 1.75% of GECC’s net assets at the end of the immediately preceding calendar quarter. This calculation will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

Under the capital gains component of the incentive fee, GECC is obligated to pay the Company, at the end of each calendar year, 20% of the aggregate cumulative realized capital gains from November 4, 2016 through the end of the of such calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such calendar year, less the aggregate amount of any previously paid capital gains incentive fees.

Incentive fees are recorded based upon an assumed liquidation of GECC’s net assets on the reporting date and the distribution of the net proceeds in accordance with GECC’s income allocation provisions.   Incentive fees recorded may be subject to reversal to the extent the amount recorded exceeds the amount due to the Company based on negative investment performance after the reporting date.   Accrued but unpaid incentive fees and deferred incentive fees as of the reporting date are recorded in related party investment management fees receivable in the accompanying consolidated balance sheet. Incentive fees realized and collected are not subject to reversal.  As of June 30, 2017, approximately $1.7 million of incentive fees recognized in revenue were subject to reversal.

Investment Management Expenses

The Company classifies all direct expenses of its investment management segment including: payroll, stock-compensation, and related taxes and benefits; facilities costs; and consulting; in investment management expenses in the accompanying consolidated statements of operations.  The Company has a three-year contractual arrangement with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.

Identifiable Intangible Assets

The Company amortizes its identifiable intangible assets over their estimated useful lives using a discounted cash flow attribution method.  The Company currently amortizes its identifiable intangible assets over a period of fifteen years.  The Company’s identifiable intangible assets relate to the investment management assets acquired during the year ended June 30, 2017.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase.  Cash equivalents consist primarily of exchange traded money market funds. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured by the FDIC or SIPC.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally one to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Long-lived Assets

Long-lived assets are recorded at cost and depreciated over their estimated useful lives. For purposes of determining whether there are any impairment losses, management evaluates the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present, considering whether the undiscounted lowest identifiable cash flows are sufficient to recover the carrying amount of the applicable asset or asset group.  If an impairment is indicated, the Company computes the impairment based on the fair value of the asset, as compared to the carrying value of the asset, such a loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate.

Stock-based Compensation

Stock-based compensation costs for eligible employees and directors are measured at fair value on the date of grant and are expensed over the requisite service period using a straight-line attribution method for the entire award that are subject to only service vesting conditions.  Awards with both performance and service requirements are expensed using a graded attribution method over the requisite service periods.

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

The Company has provided a full valuation allowance against its deferred tax assets because the Company is unable to conclude that future utilization of a portion of its net operating loss carryforwards and other tax assets is more likely than not.

The calculation of the Company’s tax positions involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns that do not meet the more likely than not standards.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gains (losses) on available for sale securities and foreign currency translation adjustments for subsidiaries whose functional currency is not United States dollars. Tax effects of comprehensive loss are not material to periods presented. The Company reports the components of comprehensive income (loss) on its Consolidated Statements of Comprehensive Income (Loss).

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

The Company’s net revenue and receivables from continuing operations for the fiscal year ended June 30, 2017, were attributable to the management of one investment vehicle, GECC.

The Company has $30 million invested in shares of common stock of GECC.

Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands except per share amounts):

	Fiscal Year Ended June 30,
	2017	2016	2015
Loss from continuing operations	$(17,440)	$(9,440)	$(12,196)
Income (loss) from discontinued operations, net of tax	2,203	18,862	(29,563)
Net income (loss)	$(15,237)	$9,422	$(41,759)
Less: net loss attributable to non-controlling interest	(30)	—	—
Net income (loss) attributable to Great Elm Capital Group	$(15,207)	$9,422	$(41,759)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	16,433	9,412	9,333
Weighted average shares of restricted stock subject to repurchase	—	—	(1)
Weighted average shares used in computing earnings (loss) per share	16,433	9,412	9,332
Basic and diluted earnings (loss) per share from:
Income (loss) from continuing operations	$(1.06)	$(1.00)	$(1.31)
Income (loss) from discontinued operations	0.13	2.00	(3.17)
Net income (loss)	$(0.93)	$1.00	$(4.48)

As of June 30, 2017, 2016, and 2015, the Company had 1,923,279; 32,638; and 306,000 potential shares of Company common stock, respectively, that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive.

As of June 30, 2017, the Company had an aggregate of 1,058,694 outstanding shares that are subject to repurchase by the Company at a nominal price if service and performance milestones are not met. The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

Restrictions on Subsidiary Dividends

In the GP Corp Note Agreement, GP Corp agreed not to declare any dividends until the GP Corp note is satisfied.  As of June 30, 2017, GP Corp had an accumulated deficit not legally available for dividend.

Reclassifications

Due to the separate presentation of amortization and depreciation in the accompanying consolidated statements of operations, $0.1 million and $0.1 million of amortization and depreciation expense for the years ended June 30, 2016 and 2015, respectively, was reclassified from general and administrative expenses. These reclassifications did not have an impact on the Company’s previously presented net results of operations, financial position, or cash flows.

Recently Issued Accounting Standards

Financial Instruments. In January 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revised entities’ accounting related to: (1) the classification and measurement of investments in equity securities; and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year that begins on July 1, 2018 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company believes that adoption of ASU 2016-01 will have no material impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance is effective for the Company’s fiscal year that begins on July 1, 2020 and requires a modified-retrospective approach to adoption. Early adoption is permitted for the fiscal year beginning July 1, 2019. The Company believes that adopting ASU 2016-13 will have no material impact on the consolidated financial statements and related disclosures.

Customer Revenue. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts with Customers (Topic 606) Deferral of the Effective Date.  The Company is currently evaluating the adoption of ASU 2015-14 and related Topic 606 updates will have on its financial statements. Based on the on-going evaluation, the Company has determined that the recognition of its investment management incentive fees may be deferred upon the implementation of ASU 2015-14 and related guidance.  Other than the potential incentive fee impacts, the Company has not determined whether the adoption of ASU 2015-14 and related guidance, will have a material effect on the Company’s results of operations, financial position, cash flows or footnote disclosures.  The Company is continuing to evaluate the impact of this new guidance.

Stock-Based Compensation.  In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) to provide clarity and simplification to accounting for a change in the terms or conditions of a stock-based payment award.  The ASU defines several changes in the conditions that would not result in the modification of an award including: no changes in the fair value of the original and modified award prior to modification, or changes in the inputs for the valuation technique used; no changes in vesting conditions; and no change amongst equity or liability classification of the modified award.  The amendments contained in ASU 2017-09 are effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

Changes in Accounting Principles

Leases. In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The Company adopted ASU 2016-02 effective July 1, 2016.  On the adoption date, the Company elected the practical expedient to not reassess whether any expired contracts contained leases.  Additionally, the Company has elected to not apply the recognition standards of ASU 2016-02 to operating leases with effective terms of twelve months or less (Short-Term Leases).  For Short-Term Leases, the Company recognizes lease payments on a straight-line basis over the lease term in the period in which the obligation for those payments is incurred.

On the adoption date, all of the Company’s contracts containing leases were expired or were Short Term Leases. Accordingly, the adoption of ASU 2016-02 required no changes in the accompanying consolidated financial statements for any of the periods presented.

Presentation of Debt Issuance Costs. On July 1, 2016, the Company implemented ASU 2015-03 Interest – Imputation of Interest (Topic 830) – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the nature of debt discounts and its implementation results in reclassification of the prior periods. In the accompanying consolidated balance sheet as of June 30, 2016, the reclassification of debt issuance costs resulted in a reduction of total assets of $0.9 million and a corresponding reduction in total liabilities of $0.9 million.  All of the Company’s debt issuance costs recognized prior to the adoption of ASU 2015-03 on July 1, 2016, have been fully amortized and expensed as of June 30, 2017.

Stock-Based Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The new guidance is effective for the Company’s fiscal year that begins on July 1, 2017 with early adoption permitted. The Company prospectively adopted ASU 2016-09 on July 1, 2016.  Upon adoption, the Company made an election to account for forfeitures of non-vested equity awards in the periods in which they occur.  The other provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements for any of the periods presented.

Income Taxes.  In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires that the Company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted ASU 2016-16 prospectively on October 1, 2016 with no effect on the accompanying consolidated financial statements.

Goodwill.  In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating the quantitative test (Step 2) for impairment for any reporting unit with a zero or negative carrying amount based on a qualitative assessment (Step 1).  The Company adopted ASU 2017-04 on October 1, 2016 with no effect on the accompanying consolidated financial statements.

Business Combinations.  In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. The Company adopted ASU 2017-01 on July 1, 2016 without material impact on the Company’s accompanying consolidated financial statements.

3.	Discontinued Operations

On June 30, 2016, the Company sold two of its previously wholly-subsidiaries (the Divestiture) engaged in the patent licensing business for an aggregate purchase price of up to $40 million. The purchaser paid the Company $30 million, plus certain adjustments, upon the closing of the Divestiture, and has made claims that it has incurred indemnifiable losses in excess of the remaining $10 million due under the purchase and sale agreement.  As a result, the Company has not recognized any portion of the remaining $10 million purchase price.

The following table provides a reconciliation of the Company’s previous operations as reclassified for all of the periods presented:

	2017	2016	2015
Discontinued operations:
Net revenue	$8,750	$27,826	$4,505
Patent licensing expenses (1)	(5,630)	(30,780)	(31,069)
General and administrative expenses	—	(2,876)	(2,989)
Other non-significant expenses	—	—	(10)
Gain (loss) from discontinued operations	3,120	(5,830)	(29,563)
Gain on sale of discontinued operations	—	29,795	—
Total pretax gain (loss) on discontinued operations	3,120	23,965	(29,563)
Income tax benefit (expense)	(917)	(5,103)	—
Net gain (loss) from discontinued operations	$2,203	$18,862	$(29,563)

(1)	Amounts for the fiscal year ended June 30, 2017 primarily consist of non-recurring fee split obligations associated with the Microsoft settlement as further discussed below.

During the year ended June 30, 2017, the Company reached a final settlement with Microsoft Corporation for a one-time payment by Microsoft Corporation, related to an infringement judgment in our favor previously under appeal, of $8.8 million.  The payment, received in October 2016, included reimbursement of litigation costs incurred by the Company of approximately $1.9 million.  The settlement was paid to the Company as part of the Divesture and subject to fee split provisions.  During the year ended June 30, 2017, the Company paid $1.7 million with respect to its fee split obligations, all of which are classified as patent licensing expenses in the above table, with the purchaser of the divested subsidiaries.  As of June 30, 2017, the Company has recorded estimated remaining fee share obligations associated with the Divesture totaling $3.6 million.

The Company did not allocate interest expense to discontinued operations and no general corporate overhead expenses have been reclassified to discontinued operations.

4.	Investments, at Fair Value

In November 2016, the Company ceased to have a controlling financial interest in its previously wholly-owned subsidiary, GECC.  On the cessation date, the Company deconsolidated its investment in GECC and made an election to recognize its remaining ownership position at fair value on a recurring basis.  On the date of deconsolidation, and based on the NASDAQ-listed market price of GECC (a Level 1 input in accordance with the US GAAP fair value hierarchy), the Company recorded an unrealized loss of $8.5 million on the value of its investment in GECC.  Subsequent to the deconsolidation, and through the year ended June 30, 2017, the Company recognized an additional unrealized loss on its investment in GECC totaling $0.6 million.  The total unrealized loss of $9.1 million for the year ended June 30, 2017 is recognized as a component of net loss, classified in other income in the accompanying consolidated statements of operations.  Additionally, dividends and interest from the Company’s investment in GECC, totaling $1.3 million for the year ended June 30, 2017, are reported separately in the accompanying consolidated statements of operations.

As of June 30, 2017, the Company owned approximately 17% of the outstanding shares of GECC.  The Company did not have any investments for which it made a fair value election as of June 30, 2016 and 2015.

5.	Acquisition

In November 2016, the Company completed a series of transactions culminating in the creation of its investment management segment.  The transactions, some of which involved MAST Capital, a related party, and employees of MAST Capital, included: the formation of GECM; the acquisition of an 80.1% in GP Corp.; and GP Corp.’s acquisition of certain assets and liabilities of MAST Capital.

On November 3, 2016, the Company obtained an 80.1% controlling financial interest in GP Corp by purchasing shares of GP Corp common stock for a $0.08 million capital contribution to GP Corp.  GP Corp was initially formed and capitalized by MAST Capital and certain of its employees.

On November 3, 2016, subsequent to the Company’s acquisition of its interest in GP Corp, GP Corp. acquired certain assets and liabilities from MAST Capital (the Acquisition).  In consideration for the acquired assets and liabilities, GP Corp issued a senior secured note payable with a maximum amount due of approximately $10.8 million, and an estimated fair value of $3.4 million, after giving effect to estimated allowable cost off-sets to the maximum contractual balance due.  The GP Corp Note is due on November 3, 2026, bears interest at 3% over the 90-day LIBOR rate, requires mandatory repayments of $0.3 million per year, and may be repaid by GP Corp at its option at par plus accrued and unpaid interest and is secured by a first perfected security interest in the net profits generated by GECM related to its management of GECC.

The consideration for the acquisition also included the issuance of a warrant (the Warrant) to purchase 54,733 shares of Company common stock with an estimated grant date fair value of $0.2 million to MAST Capital.  The Warrant has a $0.01 exercise price per share, and the number of shares issuable thereunder is subject to reduction to the extent GECM’s cumulative revenue collected under the GECC Investment Management Agreement (IMA) is less than $40 million through November 3, 2021.  Since the shares issuable under the warrant agreement are variable based on the post-acquisition revenue generated by the IMA, the Company concluded the warrants are not indexed to its equity.  As a result of this determination, the Company classified the warrants as a liability in the accompanying consolidated balance sheets, and the changes in the fair value of the warrants through the date of settlement is recognized in other income, net in the accompanying consolidated statements of operations.  For the year ended June 30, 2017, the Company recognized a gain of $0.03 million on the change in the fair value of the liability included in other income, net in the accompanying consolidated statements of operations.

On the date of the Acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values. The assessment of fair value previously reported, as of and for the interim periods ended December 31, 2016 and March 31, 2017, were preliminary as the Company had not finalized its fair value estimates and primarily reflected the maximum payment that may be due to MAST Capital.

During the quarter ended June 30, 2017, the Company obtained and considered additional information related to the assets acquired and liabilities assumed; including items impacting the fair value of the consideration due in the form of a note payable.  Upon consideration of this additional information and further analysis of the assets acquired, the Company determined that the $3.9 million fair value related to the IMA intangible asset represented substantially all the fair value of the assets acquired in the Acquisition.  This valuation reflects that the Company acquired the right to manage a single portfolio of assets in exchange for the consideration.  As a result, the Company concluded that the Acquisition should be accounted for as an acquisition of assets rather than an acquisition of a business as required by ASU 2017-01, Business Combinations (Topic 805) adopted by the Company on July 1, 2016 which clarifies the definition of a business.

The following table represents the preliminary fair value estimates as previously reported along with the adjustments made to the preliminary valuation in the fourth quarter of the year ended June 30, 2017 (in thousands):

	As of			As of
	November 3,			November 3,
	2016	Adjustment		2016
	As Previously Reported			As Adjusted
GP Corp note issued	$10,824		$(7,400)	$3,424
Warrants issued (classified as a liability)	216			216
Total consideration	$11,040	$		$3,640
Furniture and fixtures	$22		$—	$22
Lease deposit	170		(170)	—
Identifiable intangible assets	11,161		(6,735)	4,426
Lease liability, net	(313)		(495)	(808)
Net assets acquired	$11,040	$		$3,640

In addition to the adjustment to the fair value described above, the Company determined that the estimated useful life of the identifiable intangible assets acquired was fifteen years.  In its prior filings on Form 10-Q, as of and for the periods ended December 31, 2016 and March 31, 2017, the Company recognized amortization associated with its identifiable intangible assets based on their preliminary fair values over the contractual life.  As a result of the change in the estimated useful life of the identifiable intangible assets, the Company reversed approximately $2.3 million of amortization expense previously recognized through the nine-month period ended March 31, 2017 during the quarter ended June 30, 2017.

The following tables provide additional detail related to the Company’s acquired identifiable intangible assets (in thousands):

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Investment management agreement	$3,900	$(280)	$3,620	15
Assembled workforce	526	(44)	482	15
Total	$4,426	$(324)	$4,102

Aggregate Amortization Expense:	Amount

For the year ended June 30, 2017	$324

Estimated Amortization Expense:

For the year ended June 30, 2018	$527
For the year ended June 30, 2019	621
For the year ended June 30, 2020	599
For the year ended June 30, 2021	456
For the year ended June 30, 2022	382

In September 2017, the Company entered into a Separation Agreement with MAST Capital and related entities.  As part of the Separation Agreement, the principal balance of the note was revised to be $3.3 million; the 54,733 warrants were cancelled and replaced with shares of common stock of the Company; and the cost-sharing agreement between the parties was cancelled.

6.	Related Party Transactions

The Company has entered into several transactions, as further discussed below and in Note 5, with MAST Capital, entities controlled by MAST Capital, and its employees.  MAST Capital and its affiliates currently own approximately 8.7% of the Company’s outstanding common stock.

In conjunction with the acquisition of GP Corp, on November 3, 2016, GECM entered into a profit sharing agreement with GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, the profit from GECC is paid from GECM to GP Corp.  Since its inception in November 2016, GECM operated at a cumulative loss through June 30, 2017; correspondingly, no profits were available to GP Corp. under the Profit Sharing Agreement.

In conjunction with the commencement of GECC, GECM entered into two agreements with GECC, the IMA providing for GECM to manage GECC’s investment portfolio, and the Administrative Agreement, under which GECM provides administrative services to GECC.  Under these agreements, GECM receives an administrative fee, a management fee based on GECC’s assets (other than cash and cash equivalents), and incentive management fees if GECC has net capital gains, or if its net investment income exceeds a specified hurdle rate.  Fees under the agreements began to accrue on November 4, 2016.

Certain MAST Capital employees are employees of GECM.  In accordance with the terms of a cost-sharing agreement, employee and other operating costs incurred with the Company’s investment management business are based on direct management of each Company’s investment portfolio, or correlated to the percentages of assets under management as a total MAST’s and GECC’s asset portfolio. If GECM’s annual costs under the cost sharing agreement exceed $1.4 million, the excess for such year over $1.4 million may be set off dollar for dollar against the principal balance of the GP Corp Note.

The following table illustrates the activity related to the operations of the acquisitions for the periods presented.  The Company did not engage in the operations and transactions noted below for the fiscal years June 30, 2016 and 2015, correspondingly, those periods have been omitted:

As of and for the Year ended June 30, 2017
Investment in GECC
Unrealized loss on investment in GECC	$(9,114)
GECC dividends and interest recognized for the period	$1,306
Managing GECC
Reimbursement of GECC formation expenses for the period (1)	$2,989
Investment management fees for the period	$4,287
GECC administrative fees during the period	$640
Net receivable due from GECC at the end of the period	$3,654
Cost Sharing with MAST
GECM costs charged to MAST Capital (2)	$1,809
Net receivable due from MAST at the end of the period	$—
Profit Sharing with GP Corp
GP Corp Note balance at the end of the period	$3,174
Interest accrued and paid on GP Corp Note during the period	$285
Principal payments made on GP Corp Note during the period	$250
GECM net profit paid to GP Corp (3)	$—

(1)	Recognized in general and administrative expenses in the accompanying consolidated statements of operations.
(2)	Recognized in investment management expenses in the accompanying consolidated statements of operations.
(3)	GECM did not generate a net profit as defined by the Profit Sharing Agreement with GP Corp.
7.	Financial Instruments

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

GAAP provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

▪	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
▪

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

▪

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below (in thousands):

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$20,886	$—	$—	$20,886

The Company’s investment in GECC is classified within Level 1 of the fair value hierarchy using quoted market prices on a recurring basis.  The Company did not have any financial assets measured at fair value on a recurring basis as of June 30, 2016.

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	—	—	186	186

The Company values its warrant liability using a Black-Scholes-Merton option pricing model with assumptions classified as unobservable inputs within Level 3 of the fair value hierarchy.  The assumptions used to value the warrant on a recurring basis consisted of:  expected volatilities between 65.7 to 66.6%; no expected dividend yields; a risk-free rate of 1.5%; and an expected term equal to the contractual term.  The warrant has an exercise price of $0.01 per share and a contractual term of ten (10) years from the date of issuance on November 3, 2016.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30,
	2017	2016
Beginning of year	$—	$—
Aggregate fair value of warrant issued	216	—
Re-measurement of warrant liability (gain)	(30)	—
End of year	$186	$—

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the fiscal year ended June 30, 2017, 2016 or 2015.

The Company estimated the fair value of the related party notes payable outstanding as of June 30, 2017 and 2016, on a non-recurring basis, using Level 3 inputs.  The Level 3 inputs consisted of a discounted cash flow analysis, which incorporated spread and discount rate assumptions considering the Company’s financial status and risk, as well as indications from comparable publicly traded debt instruments.  As of June 30, 2017 and 2016, the carrying value of the notes approximated the fair value.  The fair value of the related party notes payable outstanding as of June 30, 2016 is presented net of unamortized discounts and debt issuance costs.    The carrying value of all other financial assets and liabilities approximate their fair values.

8.	Related Party Note Payable

The Company’s related party notes (Notes) are summarized below (in thousands):

	June 30,	June 30,
	2017	2016
Balance beginning of year	$33,786	$29,020
Issuance of GP Corp Note, at fair value	3,424	—
Issuance of in-kind notes	—	4,355
Amortization of discount issuance costs	2,802	411
Principal and interest payments	(36,838)	—
Balance end of year	$3,174	$33,786
Current portion, end of year	$250	$33,786
Balance, net of current portion, end of year	$2,924	$—

For the years ended June 30, 2017, 2016, and 2015, the Company recognized interest expense of approximately $6.3, $4.9 million, and $4.3 million, respectively. In May of 2015, the Company’ previously outstanding Senior Secured Notes payable were purchased by MAST Capital Management, LLC as part of a private transaction.  MAST Capital Management, LLC is and was a significant stockholder of the Company. The sale of the Notes did not have any impact on the Company’s obligations under the original terms of the Notes.   In October 2016, the Company called and retired the previously outstanding Senior Secured Notes.  As part of the retirement, the Company made cash payments totaling $39.8 million; consisting of interest payments of $1.2 million; call premiums totaling $2.0 million classified as interest expense in the accompanying consolidated statements of operations; and principal payments of $36.6 million.

On November 3, 2016, GP Corp issued the GP Corp Note. The note calls for variable interest payments based on the ninety-day LIBOR plus 3%.  For the year ended June 30, 2017, the Company incurred interest expense totaling $0.3 million, based on an average interest rate of approximately 4.0% during the period.

The GP Corp Note is held by MAST Capital and is secured by the profits generated by GECM’s management of GECC.   The GP Corp Note requires quarterly interest only payments and annual principal payments of at least $0.3 million, based on the Company’s fiscal year ending June 30.

The GP Corp Note does not have any recourse to any of the Company’s operations or net assets not related to GECM’s management of the investments assets held by GECC.  The GP Corp Note may be prepaid at any time with prior written notice to the holders of the GP Corp Note.  Additionally, GP Corp is required to prepay the GP Corp Note upon certain material liquidation transactions.

The following table summarizes the Company’s maximum obligations, and estimated cumulative off-sets allowed by the cost-sharing agreement, under the GP Corp Note as of June 30, 2017 (in thousands):

Year	Principal
2018	$250
2019	250
2020	250
2021	250
2022	250
Thereafter	9,324
Total, maximum obligation	$10,574
Estimated reduction from cost sharing agreement	(7,400)
Estimated GP Corp Note, net	$3,174

9.	Commitments and Contingencies

In conjunction with the Divesture of its patent licensing business on June 30, 2016, the Company may receive additional proceeds of up to $10 million, subject to adjustment for indemnification or claims breach of representations, and warranties.  The purchaser has claimed that it has losses indemnifiable in excess of the $10 million contractual payment due on June 30, 2018.  As such, and as of June 30, 2017, the Company has determined the Holdback was not realizable or estimable. The Company expects to recognize the known or estimable portion of the Holdback consideration in the period it becomes realizable, not later than June 30, 2018.

The Company has been named in two related complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the Saunders Action), and William L. Russell, Jr., individually and on behalf of all others similarly situated, v. Biderman, et al. filed on September 12, 2016 and amended on September 22, 2016 (the Russell Action), were filed in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the Circuit Court), respectively. On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v. Felton, et al., was filed in the Circuit Court (the Speiser Action, and together with the Saunders Action and the Russell Action, the Actions).

On October 24, 2016, the Company, along with Full Circle, GECC, MAST Capital, certain directors of Full Circle and plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the MOU). Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and GECC agreed to and did make the supplemental disclosures with respect to the merger. The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the Stipulation) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the Merger Agreement; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle's stockholders. There can be no assurance that the settlement will be finalized or that the Circuit Court will approve the settlement. The Company has determined there is a remote possibility the outcome of these complaints will have a material effect on its financial position, results of operations, or cash flows.

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. The Company maintains insurance to mitigate losses related to certain risks. The Company is not a named party in any other pending or threatened litigation that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

10.	Operating Leases

The Company has obtained the right of use for two separate office space assets under operating lease agreements as follows:

Hancock Lease

The Company obtained the right of use of office space located in Boston, MA on November 3, 2016 in conjunction with the Acquisition transaction with MAST Capital that terminates on December 31, 2017.

As of June 30, 2017, the remaining obligation under the Hancock lease was $0.7 million, inclusive of the remaining early termination payment, classified as current in the accompanying consolidated balance sheets.

Watermill Lease

On December 23, 2016, the commencement date, the Company obtained the right of use of office space located in Waltham, MA. On the commencement date of the lease, the non-cancellable term was for eighty-eight (88) months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty (60) month period.

The Company determined the expected term of the right of use of the office to be 88 months on the commencement and recognized the lease liability and corresponding right of use asset totaling $1.7 million using a discount rate of 10%.  The lease payments commence on October 1, 2017, four months after the Company began to occupy the space.  On an annual basis, the lease payments increase at an average rate of approximately 2.4% from $28 to $32 thousand per month.

As of June 30, 2017, the Company had a remaining right of use asset and lease liability of $1.7 million related to the Watermill lease in Waltham.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of June 30 (in thousands):

Year	Amount
2018	$920
2019	337
2020	345
2021	353
2022	362
Thereafter	843
Total	$3,160

The Company recognized rent expense totaling $0.7 million, $0.3 million, and $0.2 million for the fiscal years ended June 2017, 2016, and 2015, respectively.

11.	Stockholders' Equity

Rights Offering

In September 2016, the Company entered into a backstop investment agreement with a consortium of investors led by Gracie Investing LLC.  Members of the Company’s board of directors and a number of the Company’s employees were backstop investors. On October 2016, the Company and the backstop providers amended and restated the backstop investment agreement which contemplated up to a $36.6 million investment in shares of the Company’s common stock. In November 2016, the Company commenced a $45 million rights offering to its existing stockholders at a price of $3.285 per share. The Company sold an aggregate of 12,755,200 shares of its common stock for gross proceeds of $41.9 million, which after deducting expenses, totaling approximately $2.4 million, resulted in net proceeds of $39.5 million in the rights offering; and 945,333 shares of its common stock for gross proceeds of $3.1 million from the backstop providers.  The Company intends to use the proceeds of the offerings to make acquisitions of new businesses and working capital.

Tax Benefits Preservation Agreement

On January 20, 2015, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement, between the Company and Computershare Trust Company, N.A., as Rights Agent (the Rights Plan) to replace the Company’s existing Tax Benefits Preservation Agreement, which expired on January 29, 2015, (the Expired Agreement). The Agreement is substantially the same as the Expired Agreement.  In December 2015, the Rights Plan was approved by the Company’s stockholders.

The Rights Plan is designed to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, by restricting the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of the Company’s common stock and the ability of persons or entities now owning 5% or more of the outstanding common shares from acquiring additional common shares.

Pursuant to the terms of the Rights Plan, the Company’s Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a Tax Right) for each outstanding share of common stock, par value $0.001 per share of the Company (the Common Stock), to stockholders of record as of the close of business on January 29, 2015 (the Record Date). In addition, one Tax Right will automatically attach to each share of Common Stock issued between the

Record Date and the Distribution Date (as defined in the Rights Plan). Each Tax Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a Unit) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $15.00 per Unit (the Exercise Price), subject to adjustment, under the conditions specified in the Rights Plan.

The Tax Rights are not exercisable until the Distribution Date and will expire at the earlier of (a) January 29, 2018; (b) the time when the Tax Rights are redeemed as provided therein; (c) the time when the Rights are exchanged as provided therein; (d) the repeal of Section 382 of the Code if the Independent Directors (as defined in the Rights Plan) determine that the Rights Plan is no longer necessary for the preservation of Tax Benefits (as defined in the Rights Planet); (e) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that no Tax Benefits may be carried forward, unless previously redeemed or exchanged by the Company.

Stock Plans

In November 2013, the Company’s stockholders approved the Amended and Restated 1999 Directors’ Equity Compensation Plan (the Directors’ Plan).  Options and awards granted to new or existing Outside Directors (as defined in the Directors’ Plan) under the Directors’ Plan vest ratably over a period of three years. The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board of Directors of the Company upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Plan, stock option grants have a term of ten years. As of June 30, 2017, the Company had a total of 109,058 shares outstanding under the Directors’ Plan.

In November 2013, the Company’s stockholders approved the Amended and Restated 2006 Stock Incentive Plan (the 2006 Plan) to provide incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the Company and its affiliates. The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units.  Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half shares. The exercise price of options granted under the 2006 Plan approximates the fair market value of the Company’s common stock on the date of grant. Options issued under the 2006 Plan generally expire ten years from the date of grant. Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period. As of June 30, 2017, the Company had a total of 438,981 shares outstanding under the 2006 Stock Plan.

In June 2016, the Company’s stockholders approved the Great Elm Capital Group, Inc. 2016 Long-Term Incentive Plan and the Great Elm Capital Group, Inc. 2016 Employee Stock Purchase Plan.  As of June 30, 2017, the Company had a total of 897,714 shares outstanding under the 2016 Long-Term Incentive Plan.

The following table summarizes the number of common shares reserved for issuance under the plans discussed above as of June 30, 2017:

Shares of Common Stock Reserved for Issuance
Director's Plan	—
2006 Plan	131,797
2016 Long-Term Incentive Plan	1,652,286
2016 Employee Stock Purchase Plan	944,000
Total	2,728,083

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

The ranges of assumptions used to value options granted were as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Expected volatility	64.7 - 66.6%	64.9 - 69.1%	67.7%
Expected dividends	—	—	—
Expected term (years)	6.25-7.25	5.88 - 9.88	6.18
Risk-free rate	1.5 - 2.00%	1.73 - 2.05%	1.77%

A summary of option activity through June 30, 2017 is presented below (in thousands except per share and year amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2016	610	$9.60
Options granted	170	3.27
Exercised	—	—
Forfeited, cancelled or expired	(58)	17.57
Outstanding at June 30, 2017	722	$7.46	7.29	$22
Exercisable at June 30, 2017	604	$8.28	6.91	$6
Vested and expected to vest as of June 30, 2017	722	$7.46	7.29	$22

The weighted average grant date fair value of options, per share, granted during the 2017, 2016, and 2015 fiscal years was $3.68, $5.62, and $5.04, respectively. During the year ended June 30, 2017, and 2016 there were no options exercised, and options exercised during the year ended June 30, 2015 had intrinsic value of approximately $0.02 million.

A summary of the activity of the Company’s restricted stock units through June 30, 2017 is presented below (in thousands except per share amounts):

		Weighted
		Average
	Restricted	Grant Date
Restricted Stock Units	Stock Units	Fair Value
Outstanding at June 30, 2016	32	$13.30
Granted	1,168	3.92
Vested	(32)	13.30
Forfeited	(21)	3.95
Outstanding at June 30, 2017	1,147	$3.88

During the year ended June 30, 2017, the Company granted an aggregate of 1,058,694 shares of restricted stock (net of forfeitures), included in the above table, with both performance and service requirements in connection with the formation of its investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million.  In order to recognize compensation expense over the vesting period, the Company estimated the probability of the entire performance target being met on an on-going basis.

The aggregate grant date fair value of RSUs granted during the 2017, 2016, and 2015 fiscal years was $4.5 million, $0.7 million and $1.9 million, respectively.

Stock-based compensation expense totaled $2.0 million, $4.4 million, and $2.1 million for the 2017, 2016, and 2015 fiscal years, respectively.  Stock-based compensation expense for the year ended June 30, 2016 included approximately $2.3 million related to modifications of awards primarily held by our former officers and directors.  The award modifications were the result of accelerated vesting of previously unvested awards upon termination, and the extension of the post termination exercise term from ninety days to one year.  In addition, approximately $2.3 million and $1.3 million of stock based compensation was included in discontinued operations for the fiscal years ended June 30, 2016 and 2015, respectively.

As of June 30, 2017, the Company had unrecognized compensation cost related to all unvested share awards and options totaling $3.4 million expected to be recognized as the shares vest over the next 3.8 years.

12.	Income Taxes

Income (loss) from continuing operations before provision for income taxes is comprised of the following (in thousands):

	Fiscal Year ended June 30,
	2017	2016	2015
Domestic	$(18,650)	$(14,543)	$(12,032)
Foreign	—	—	—
Total	$(18,650)	$(14,543)	$(12,032)

The provision (benefit) for income taxes includes the following (in thousands):

	Fiscal Year ended June 30,
	2017	2016	2015
Current:
Domestic Income Tax	$—	$—	$—
Foreign Income Tax	—	—	164
	$—	$—	$164
Deferred:
Domestic Income Tax	$(1,210)	$(5,103)	$—
Foreign Income Tax	—	—	—
	$(1,210)	$(5,103)	$—
Total	$(1,210)	$(5,103)	$164

The Company recognized an income tax (benefit) from continuing operations of $(1.2) million and $(5.1) million, respectively, for the years ended June 30, 2017 and 2016. For the year ended June 30, 2015, the Company recognized income tax expense of $0.2 million from continuing operations.

During 2017 and 2016, the Company provided for income tax with respect to discontinued operations of $1.2 million and $5.1 million, respectively, related to intraperiod allocations.  During 2017, income tax expense from discontinued operations totaled $0.9 million, net of the release of $0.3 million of accrued taxes for divested foreign subsidiaries and other for taxes previously accrued by the subsidiaries.  No intraperiod allocations were made in 2015.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company's income (loss) before income taxes by the statutory income tax rate of 35% (in thousands):

	Fiscal Year End June 30th,
	2017	2016	2015
Federal Benefit at Statutory Rate	$(6,523)	$(5,090)	$(4,211)
State taxes	(794)	(12)	(211)
Effect of foreign corporations	—	(607)	(139)
Permanent adjustments	22	(208)	3
Change in valuation allowance	6,244	(164)	(3,320)
Abandonment of state net operating losses	—	—	7,544
Stock compensation adjustment	—	924	794
Other	(159)	54	(296)
Total Tax Expense/(Benefit)	$(1,210)	$(5,103)	$164

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year End June 30
	2017	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$612,378	$623,221	$617,331
Accruals and allowances not deductible for tax purposes	141	278	(574)
Research and development credit and other carry -forwards	39,112	38,371	38,371
Stock based compensation	604	184	806
Unrealized loss on investment	3,575	—	—
Investment in Partnership	—	—	11,942
Total Deferred tax assets, gross	$655,810	$662,054	$667,876
Less: valuation allowance	$(655,810)	$(662,054)	$(667,876)
Total deferred tax assets, net	$—	$—	$—

In light of the Company's history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The state deferred amounts reflected in the above table were calculated using the enacted tax rates. As a result of the sale of the product business, the Company does not have any foreign deferred tax assets as of June 30, 2017, 2016, and 2015.

As of June 30, 2017, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.7 billion and $217 million, respectively. During the 2017 fiscal year, approximately $58 million of California net operating loss carryforwards expired. The Company has gross federal, California, and Massachusetts research and development credit carryforwards of approximately $30.0 million, $20.9 million, and $0.9 million, respectively. The federal NOL carryforwards and research and development credit carryforwards will expire from 2018 through 2036. The California research and development credits may be carried forward indefinitely. The Massachusetts research and development credit expires in 2025.  The federal NOLs can be carried forward for 20 years; California net operating loss carryforwards will expire from 2018 through 2037; and the Massachusetts net operating loss carryforwards will expire from 2031 to 2037.

The following table reflects federal NOL carryforwards that will expire beginning in 2018 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2018	$15,511
2019	59,062
2020	488,814
2021	190,624
2022	143,137
2023 through 2037	797,851
Total	$1,694,999

Under Code Section 382, the utilization of a corporation's NOL carryforwards is limited following a change in ownership (as defined by the Code) of greater than 50% within a rolling three-year period.

During the 2015, 2016 and 2017 fiscal years, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2014	$13,290
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(152)
Balance as of June 30, 2015	13,138
Addition for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(172)
Balance as of June 30, 2016	12,966
Addition for tax positions of prior years	—
Reductions for tax positions of prior years	(54)
Lapse of statute of limitations	(176)
Balance as of June 30, 2017	$12,736

During the fiscal year ended June 30, 2017, the Company’s unrecognized tax benefits decreased by $0.2 million due to the expiration of certain statutes of limitations reflected in discontinued operations.

As of June 30, 2017 and June 30, 2016, the Company had approximately $12.7 million and $13.0 million, respectively of unrecognized tax benefits. All of the tax benefit realized during the 2017, 2016, and 2015 fiscal years were recorded as net income or expense from discontinued operations. The unrecognized tax benefits, if recognized, would impact the effective tax rate by $12.7 million and $13.0 million without considering the impact of the valuation allowance.  The unrecognized tax benefit at June 30, 2017 of $12.7 million, is offset against the deferred tax asset for federal and state research and development tax credits.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations.  As of June 30, 2017, no amount is accrued for interest associated with tax liabilities.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns. Because of NOL carryforwards, substantially all of the Company's tax years, from the 1995 through 2016 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed.  Substantially all of the Company’s tax years, from the 1995 through 2016 fiscal years, remain open to state tax examination with the exception of Alabama, Massachusetts, and Texas. Most of the Company's remaining foreign jurisdictions have three or four open tax years at any point in time.

13.	Segment Information

Effective upon the closing of a series of transactions, as discussed in Note 5, culminating in the creation of the Company’s investment management business, the Company’s chief operating decision maker began to view where resources would be allocated to the investment management business based on performance of the investment management business relative to acquisition opportunities in other industries.  Prior to the Divestiture of the Company’s patent licensing business on June 30, 2016, the Company viewed all of its operations as a single integrated business.  The following table provides detail of each of the Company’s operating segments (in thousands):

	For the Years Ended June 30,
	2017	2016
Revenue:
Investment management	$4,927	$—
General corporate	—	—
Total revenue	4,927	—

Costs and Expenses:
Investment management	$5,119	$—
General corporate	4,413	9,835
Total operating costs and expenses	9,532	9,835

Operating income (loss):
Investment management	$(489)	$—
General corporate	(18,161)	(14,543)
Total pre-tax income (loss) from continuing operations	(18,650)	(14,543)

Provision for (benefit from) income tax	$(1,210)	$(5,103)
Income (loss) from discontinued operations, net	2,203	18,862

Net income (loss)	$(15,237)	$9,422
Less: net loss attributable to non-controlling interest	(30)	—
Net loss attributable to Great Elm Capital Group	$(15,207)	$9,422

	As of June 30,
	2017	2016
Assets:
Investment management	$9,619	$—
General corporate	67,075	80,897
Total assets	$76,694	$80,897

14.	Quarterly Financial Results (Unaudited)

The following table sets forth a summary of the Company’s unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2017. All quarters have been revised as necessary to reflect discontinued operations.  The information has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the accompanying consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

	Fiscal Year Ended June 30, 2017				Fiscal Year Ended June 30, 2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net revenues	$2,065	$1,582	$1,280	$—	$—	$—	$—	$—
Operating costs and expenses	1,880	4,256	858	2,538	4,890	2,006	1,396	1,651
Operating loss from continuing operations	$185	$(2,674)	$422	$(2,538)	$(4,890)	$(2,006)	$(1,396)	$(1,651)
Loss from continuing operations	$(786)	$(2,797)	$(8,344)	$(5,513)	$(902)	$(3,165)	$(2,537)	$(2,836)
Income (loss) from discontinued operations	(105)	—	210	2,098	43,003	(6,621)	(10,139)	(7,381)
Net income (loss) attributable to Great Elm Capital Group, Inc.	$(1,305)	$(2,519)	$(7,968)	$(3,415)	$42,101	$(9,786)	$(12,676)	$(10,217)
Basic and diluted earnings (loss) per share from continuing operations per share	$(0.03)	$(0.11)	$(0.81)	$(0.58)	$(0.10)	$(0.34)	$(0.27)	$(0.30)
Basic and diluted earnings (loss) from discontinued operations per share	$—	$—	$0.02	$0.22	$4.57	$(0.70)	$(1.08)	$(0.79)
Basic and diluted earnings (loss) per share	$(0.03)	$(0.11)	$(0.79)	$(0.36)	$4.47	$(1.04)	$(1.35)	$(1.09)
Shares used in computing:
Basic and diluted earnings (loss) per share	23,200	23,187	10,073	9,467	9,412	9,432	9,408	9,366

(1)

Net revenues for the second and third quarters of fiscal 2017 include the reclassification of $0.3 million and $0.5 million of dividends and interest income from net revenues to other operating income, respectively.  The reclassifications did not have an impact on the previously reporting losses from continuing operations or net loss for the applicable periods ended December 31, 2016 and March 31, 2017.

15.	Subsequent Events

In September 2017, the Company and its subsidiaries, entered into a Separation Agreement with MAST Capital Management, LLC (MCM), certain funds and other entities controlled by MCM, David J. Steinberg (Steinberg), Peter A. Reed (Reed), our newly appointed Chief Executive Officer, and Adam M. Kleinman (Kleinman).  As part of the Separation Agreement, the GP Corp Note, with a maximum principal amount of $10.8 million on November 3, 2016, was amended and restated in an aggregate principal amount of $3.3 million.  In conjunction with the reduction in the principal amount of the GP Corp Note, the cost sharing agreement between MCM and GECM was cancelled upon payment of all amounts between the parties as of the effective date of the Separation Agreement.

As further part of the Separation Agreement, the Company cancelled the warrant to purchase 54,733 shares of common stock issued as part of the Acquisition consideration and replaced the warrant with 54,733 fully vested shares of common stock.  Additionally, Steinberg voluntarily agreed to resign from employment with GECM; correspondingly, Steinberg’s previously issued restricted stock award, totaling 220,923 shares, was forfeited.  The Company granted MCM a two-year warrant to purchase up to 420,000 shares of common stock at a price equal to the simple weighted average trading price for the ten (10) preceding the date notice of exercise is provided.