Form 10-Q
period 2017-09-30
Great Elm Capital Group, Inc.
filed 2017-11-07
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-16073

Great Elm Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 230, Waltham MA	02453
(Address of principal executive offices)	(Zip Code)

(617) 375-3006

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2017, there were 25,430,370 shares of the registrant’s common stock outstanding.

i

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contains forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements. These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (NASDAQ: GECC);
▪	the dividend rate that GECC will pay;
▪	our ability to build a real estate business;
▪	our ability to grow our investment management business;
▪	our ability to raise capital to fund our business plan;
▪	our ability to create a merchant banking business;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
▪

competition, mostly from larger, well financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, and private equity funds;

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

Item 1. Financial Statements

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share and par value data)

	September 30,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$43,931	$45,894
Investment management fees receivable - related party	553	549
Related party dividend receivable	163	163
Related party receivable	346	348
Investments, at fair value (cost $30,000)	20,532	20,886
Prepaid and other current assets	582	174
Total current assets	66,107	68,014
Investment management fee receivable, net of current portion	3,647	2,757
Property and equipment, net	47	41
Identifiable intangible assets, net	3,929	4,102
Right to use assets, net	1,647	1,688
Other assets, net	92	92
Total assets	$75,469	$76,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$193	$52
Accrued liabilities	1,047	1,019
Accrued legal expense	406	164
Accrued compensation	184	214
Lease liability	337	421
Liabilities related to discontinued operations	3,608	3,608
Related party notes payable	76	250
Total current liabilities	5,851	5,728
Lease liability, net of current portion	1,598	1,640
Warrant liability	—	186
Related party notes payable, net of current portion	3,224	2,924
Total liabilities	10,673	10,478

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	—	—
Common stock, $0.001 par value; 350,000,000 shares authorized; and 24,157,462 shares issued and 23,298,160 shares outstanding at September 30, 2017; and 24,258,847 shares issued and 23,200,153 shares outstanding at June 30, 2017	23	23
Additional paid-in-capital	3,295,647	3,293,683
Accumulated deficit	(3,230,510)	(3,227,480)
Total Great Elm Capital Group, Inc.'s stockholders' equity	65,160	66,226
Non-controlling interest	(364)	(10)
Total stockholders' equity	64,796	66,216
Total liabilities and stockholders' equity	$75,469	$76,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the Three Months Ended September 30,
	2017	2016
Investment management and administration fees	$1,769	$—

Operating costs and expenses:
Investment management expenses	3,070	—
Amortization and depreciation	180	—
General and administrative	1,887	2,538
Total operating costs and expenses	5,137	2,538
Operating loss	(3,368)	(2,538)
Dividends and interest income	491	—
Unrealized loss on investment in GECC	(354)	—
Interest expense	(98)	(3,453)
Other expense, net	(55)	—
Loss from continuing operations, before income taxes	(3,384)	(5,991)
Benefit from income taxes	—	(478)
Loss from continuing operations	(3,384)	(5,513)

Discontinued operations:
Income from discontinued operations, net of tax	—	2,098
Income from discontinued operations, net of tax	—	2,098
Net loss	$(3,384)	$(3,415)
Less: Net loss attributable to non-controlling interest	(354)	—

Net loss attributable to Great Elm Capital Group, Inc.	$(3,030)	$(3,415)

Basic and diluted earnings loss per share from:
Continuing operations	$(0.13)	$(0.58)
Discontinued operations	—	0.22
Net loss	$(0.13)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	23,233	9,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statement of Comprehensive Loss (Unaudited)

Dollar amounts in thousands

	For the Three Months Ended September 30,
	2017	2016
Other comprehensive loss
Net loss	$(3,384)	$(3,415)
Loss on foreign currency translation adjustment	—	—
Total comprehensive loss	(3,384)	(3,415)
Comprehensive loss attributable to non-controlling interest	(354)	—
Total comprehensive loss attributable to Great Elm Capital Group	$(3,030)	$(3,415)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Dollar amounts in thousands

	For the Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,384)	$(3,415)
(Income) from discontinued operations	—	(2,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	—
Stock-based compensation	1,757	182
Unrealized loss on investments at fair value	354	—
Other non-cash expense, net	55	—
Amortization of debt discount and issuance costs	—	2,232
Changes in operating assets and liabilities:
Related party receivables, net	(894)	—
Prepaid assets, deposits, and other assets	(407)	(348)
Accounts payable and accrued liabilities	389	737
Net cash used in operating activities - continuing operations	(1,950)	(2,710)
Net cash used in operating activities - discontinued operations	—	(7,716)
Net cash used in operating activities	(1,950)	(10,426)
Cash flows from investing activities:
Purchases of property and equipment	(13)	—
Net cash used in investing activities	(13)	—

Cash flows from financing activities:
Principal payment on related party note payable	—	(7,871)
Net cash used in financing activities	—	(7,871)

Net decrease in cash and cash equivalents	(1,963)	(18,297)
Cash and cash equivalents at beginning of period	45,894	80,711
Cash and cash equivalents at end of period	$43,931	$62,414

Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$1,222

Supplemental disclosure of non-cash investing and financing activities:
Warrant liability settled with common stock issuance	$194	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017

Dollar amounts in thousands

1. Nature of Operations

Great Elm Capital Group, Inc. (the Company) is a holding company incorporated in Delaware.  The Company currently has two operating segments, investment management and corporate.  The Company is pursuing other business development opportunities, investment management and other industries.

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc., a Delaware corporation (GECM), became the investment manager of Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (GECC).

2. Basis of Presentation and Significant Accounting Policies

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

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, asset impairment, the ability to realize deferred tax assets, the recognition and measurement of uncertain tax positions, allowance for doubtful accounts and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries; majority-owned subsidiaries; and subsidiaries that it has control over.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GECM; and its majority-owned subsidiary, GECC GP Corp. (GP Corp.).  All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

Segments

The Company has two segments, investment management and general corporate.  The Company’s chief operating decision maker regularly reviews each segment for purposes of allocating resources and assessing performance.

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

Incentive Fees

The incentive fee from GECC consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, GECC will pay the Company 20% of the amount by which GECC’s pre-incentive fee net investment income (the Pre-Incentive Fee Net Investment Income) for the quarter exceeds a hurdle rate of 1.75%, subject to catch-up provision, of GECC’s net assets at the end of the immediately preceding calendar quarter. This calculation will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

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

Incentive fees are recorded based upon an assumed liquidation of GECC’s net assets on the reporting date and the distribution of the net proceeds in accordance with GECC’s income allocation provisions.   Incentive fees recorded may be subject to reversal to the extent the amount recorded exceeds the amount due to the Company based on negative investment performance after the reporting date.   Accrued but unpaid incentive fees and deferred incentive fees as of the reporting date are recorded in related party investment management fees receivable in the accompanying consolidated balance sheet. Incentive fees realized and collected are not subject to reversal.  As of September 30, 2017 and June 30, 2017, approximately $2.9 million and $1.7 million, respectively, of incentive fees recognized in revenue were subject to reversal.

Investment Management Expenses

The Company classifies all direct expenses of its investment management segment including: payroll, stock-compensation, and related taxes and benefits; facilities costs; and professional fees; in investment management expenses in the accompanying consolidated statements of operations.  The Company has a three-year contractual consulting arrangement with a third party to provide services in exchange for 26% of the base management fee paid by GECC.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of identifiable intangible assets inclusive of estimated useful lives, debt discounts, lease liabilities, investment management incentive fees, and contingent assets and liabilities.

Concentration of Risk and Related Parties

The Company has placed substantially all of its cash with two well established financial institutions, and its cash equivalents consist primarily of an exchange traded money market fund with the same institution. The Company is exposed to credit risk related to the potential inability to access liquidity in the financial institution where its cash and cash equivalents are concentrated.

The Company’s net revenue and receivables from continuing operations for the periods presented were attributable to the management of one investment vehicle, GECC.  GECC is a related party based on the Company owning approximately 18% of the outstanding common stock of GECC with a cost basis of $30 million.

The Company’s outstanding debt, the GP Corp. Note, is held by MAST Capital Management LLC (MAST Capital).  Funds affiliated with MAST currently report ownership of approximately 8.1% of the outstanding shares of the Company.

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

Recently Issued Accounting Standards.

In May 2014, the FASB issued a new revenue recognition standard. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The core principles include:

1.	Identifying the contract(s) with a customer.
2.	Identifying the performance obligations in the contract.
3.	Determining the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting period presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard in the first quarter of its 2019 fiscal year using the modified retrospective transition method.

The Company has evaluated the potential impacts of the new revenue recognition standard and has determined that the recognition of a portion of its investment management incentive fees may be deferred upon implementation.  The Company is continuing to evaluate the impact of this new guidance.

3. Investments, at Fair Value

The Company owns approximately 18% of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

During the quarter ended September 30, 2017, the Company recorded an unrealized loss of $0.4 million on the value of its investment in GECC.  The Company did not have any investments for which it made a fair value election as of September 30, 2016 and GECC was a wholly-owned subsidiary of the Company until November 1, 2016.

4. Separation Agreement

As part of the entry into the investment management business in November 2016, the Company acquired assets, assumed liabilities; and entered into cost and profit sharing agreements and certain employment agreements with MAST Capital, a related party.  In consideration for the assets acquired, the Company’s majority-owned subsidiary, GP Corp. issued a senior secured note payable (GP Corp. Note) with a maximum amount due of approximately $10.8 million.  The amounts due under the secured note allowed for principal reductions in the event annual investment management expenses exceeded $1.4 million, after effect for cost allocations under the Cost Sharing Agreement. In addition, the Company issued MAST Capital a warrant to purchase 54,733 shares of common stock with an exercise price of $0.01 per share and estimated grant date fair value of $0.2 million.

In September 2017, the Company entered into a Separation Agreement with MAST Capital.  In accordance with the terms of the Separation Agreement, the GP Corp. Note was amended and restated in an aggregate principal amount of $3.3 million.  As consideration for the principal reduction of the GP Corp. Note, accumulated allowable cost off-sets under the GP Corp. Note were forgiven and the Company issued MAST Capital a warrant to purchase 420,000 shares of common stock with an exercise price based on the simple average of quoted market prices for the ten days preceding notice of exercise.  In conjunction with the reduction in the principal amount of the GP Corp. Note, the cost sharing agreement between MCM and GECM was cancelled.  Additionally, the warrant to purchase 54,733 shares of common stock was exchanged for 54,733 shares of common stock of the Company.

5. Related Party Transactions (not disclosed elsewhere)

The Company’s wholly-owned subsidiary, GECM, manages GECC’s investment portfolio.  The Company owns approximately 18% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and GECC.  All of the Company’s investment management and administrative fee revenue for the periods presented was generated from the management and administration of GECC.

	As of and for the three
	months ended September 30,
	2017	2016
Investment in GECC
Unrealized loss on investment in GECC	$(354)	$—
GECC dividends and interest recorded for the period	$491	$—

Cost Sharing with MAST
Non-reimbursable expenses paid	$(278)	$—
Forfeiture of non-vested stock-based compensation	$450	$—

Managing GECC
Investment management fees earned in the period	$1,442	$—
GECC administration expenses earned in the period	$327	$—
GECC administration expenses incurred in the period	$(327)
Net receivable due from GECC at the end of the period	$4,709	$—

Profit Sharing with GP Corp.
GP Corp. Note balance at the end of the period	$3,300	$—
Interest expense incurred in the period	$(98)	$—
Principal payments made on GP Corp. Note in the period	$—	$—
GECM net income contributed to GP Corp. in the period	$—	$—

6. Stockholders’ Equity

Stock Compensation

Performance Shares (Restricted Stock Awards)

During the three months ended September 30, 2017, the Company granted 57,416 restricted stock awards that carry both performance and service conditions to vest with an estimated grant date fair value of approximately $0.2 million.  As of September 30, 2017, the Company has 859,302 restricted stock awards that carry both performance and service conditions to vest.  The awards vest over a five-year service period, with the first twenty percent of the award vesting on the first anniversary of the grant, and the remaining award vesting at a rate of five percent per quarter during the four-year period from November 3, 2017 through November 3, 2021.  In addition, the restricted stock awards are subject to pro-rated forfeiture based on the collection of cumulative fees under the Investment Management Agreement (the IMA) of at least $40 million for the five-year period ended November 3, 2021.

The Company estimates the performance condition is probable of being achieved.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  During the three months ended September 30, 2017, 256,808 restricted stock awards were forfeited.  All previously recognized compensation cost associated with the forfeiture during the period, totaling $0.5 million, was reversed.

Additionally, in September 2017, the Company modified the restricted stock awards to include a provision for changes in control.  This modification did not result in the recognition of an additional compensation cost.

For the three months ended September 30, 2017, the Company recognized compensation cost totaling $0.1 million associated with the performance based awards.  The Company did not have any awards outstanding as of September 30, 2016.

The following table illustrates the Company’s restricted stock award activity as of and through September 30, 2017 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Grant Date
Restricted Stock Awards and Units	Stock	Fair Value
Outstanding at June 30, 2017	1,147	$3.88
Granted	57	3.55
Vested	(43)	3.46
Forfeited	(257)	3.95
Outstanding at September 30, 2017	904	$3.86

Stock Options

During the three months ended September 30, 2017, the Company issued 2,023,187 stock options with an estimated grant date fair value of $3.9 million.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  The assumptions used to value the stock options granted during the quarter ended September 30, 2017 consisted of:  expected volatilities between 63.0 to 63.8%; no expected dividend yields; risk-free rates between 1.5 and 1.95%; and expected terms between 3 and 6.5 years.

The following table illustrates the Company’s option award activity as of and through September 30, 2017 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2017	722	$7.46
Options granted	2,023	3.59
Exercised	—	—
Forfeited, cancelled or expired	(87)	10.40
Outstanding at September 30, 2017	2,658	$4.42	8.02	$60
Exercisable at September 30, 2017	535	7.77	7.24	19
Vested and expected to vest as of September 30, 2017	2,658	$4.42	8.02	$60

During the three months ended September 30, 2017 and 2016, the Company recognized total stock based compensation associated with all restricted stock and stock options of $1.8 million and $0.2 million, respectively.  As of September 30, 2017, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $6.1 million.

GP Corp. Stock - Non-Controlling Interest

In September 2017, the Company eliminated the vesting provisions and removed the call rights for the GP Corp. stock owned by employees of the Company.  As a result of the elimination, we recognized stock-based compensation expense of $1.5 million in the quarter ended September 30, 2017, equal to the estimated fair value of the non-controlling interest held by our employees in GP Corp.

Other Equity Transactions

Warrants

During the three months ended September 30, 2017, the Company issued 1,686,000 warrants to purchase shares of common stock with an estimated grant date fair value of $0.05 million.  The exercise price of the warrants is variable and based on the simple average of quoted market prices for the ten days preceding notice of exercise.  The Company utilized a Monte-Carlo simulation model to estimate the fair value of its equity-classified warrant issuances during the three months ended September 30, 2017.

The following table illustrates the Company’s warrant activity as of and through September 30, 2017 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Warrants	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2017	55	$0.01
Granted	1,686	3.60
Exercised	—	—
Forfeited, cancelled or expired	(55)	0.01
Outstanding at September 30, 2017	1,686	$3.60	1.21	$54
Exercisable and vested at September 30, 2017	1,686	$3.60	1.21	$54

The Company had 54,733 warrants classified as a liability and valued, on a recurring basis, using a Black-Scholes-Merton option pricing model and Level 3 inputs within the fair value hierarchy.  In September 2017, the Company cancelled 54,733 liability-classified warrants in exchange for 54,733 shares of common stock.  The following table sets forth a summary of the changes in the fair value of the Company’s warrant liability that was measured at fair value on a recurring basis (in thousands):

	September 30, 2017	June 30, 2017
Beginning of period	$186	$—
Aggregate fair value of warrant issued	—	216
Re-measurement of warrant liability loss (gain)	8	(30)
Settlement	(194)	—
End of period	$—	$186

7. Operating Leases

The Company entered into a lease for office space located in Waltham, MA. On the commencement date of the lease, the non-cancellable term was for eighty-eight months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty-month period.

The lease payments commence on October 1, 2017, four months after the Company began to occupy the space.  On an annual basis, the lease payments increase at an average rate of approximately 2.4% from $28 to $32 thousand per month.

As of September 30, 2017, the Company had a remaining right of use asset and lease liability of approximately $1.7 million related to its current office space.

As of September 30, 2017, the Company has remaining obligations under an operating lease for its former office totaling $0.5 million, payable not later than December 31, 2017.

8. Segment Information

The Company’s chief operating decision maker allocates resources based on two operating segments: investment management and general corporate.

The Company’s investment management business is based on the management of GECC, a related party.  Prior to the acquisition of the investment management business in November 2016, the Company viewed all of its operations as a single integrated business.

The following table illustrates the segment information (in thousands):

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
	Investment Management	General Corporate	Total	Investment Management	General Corporate	Total
Revenue:
Total revenue	$1,769	$—	$1,769	$—	$—	$—

Operating costs and expenses:
Operating expenses	$3,250	$1,887	$5,137	$—	$2,538	$2,538

Other income (expense):
Total other income (expense), net	$(145)	$129	$(16)	$—	$(3,453)	$(3,453)

Operating loss:
Total pre-tax loss from continuing operations	$(1,626)	$(1,758)	$(3,384)	$—	$(5,991)	$(5,991)

Benefit from income tax	$—	$—	$—	$—	$(478)	$(478)
Income from discontinued operations, net	—	—	—	—	2,098	2,098

Net loss	$(1,626)	$(1,758)	(3,384)	$—	$(3,415)	$(3,415)
Less: net loss attributable to non-controlling interest	(354)	—	(354)	—	—	—
Net loss attributable to Great Elm Capital Group	$(1,272)	$(1,758)	(3,030)	$—	$(3,415)	$(3,415)

The Company’s investment management business includes identifiable intangible assets.  The following tables provide detail associated with the Company’s identifiable intangible assets (dollar amounts in thousands):

	As of September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Investment management agreement	$3,900	$(438)	$3,462	15
Assembled workforce	526	(59)	467	15
Total	$4,426	$(497)	$3,929

Aggregate Amortization Expense:	2017	2016
For the three months ended September 30,	$173	$—

Estimated Amortization Expense:
For the year ended June 30, 2018	$398
For the year ended June 30, 2019	621
For the year ended June 30, 2020	599
For the year ended June 30, 2021	456
For the year ended June 30, 2022	382

9. Related Party Borrowings

As of June 30, 2017, the GP Corp. Note payable had a maximum principal balance of $10.6 million and a carrying value of approximately $3.2 million which approximated its fair value.  Under the terms of the GP Corp. Note, GECM’s annual operating expenses in excess of $1.4 million, after giving effect to the cost-sharing recoveries, were to be offset against the GP Corp. Note principal and accrued interest.  In purchase accounting, the $3.2 million carrying value of the note at June 30, 2017 reflected an estimated offset of GECM operating expenses.

In September 2017, as part of the Separation Agreement with MAST Capital (as discussed in Note 4), the GP Corp. Note was amended and restated to reduce the maximum principal balance payable under the note from $10.8 million to $3.3 million.  In conjunction with the principal reduction, the cost-sharing agreement with MAST was cancelled.  Since the amendment resulted in a substantial change to the note, it was accounted for as a debt extinguishment.  On the amendment date, the Company recognized a loss on debt extinguishment of $0.05 million recognized in other income (expense).  In further consideration to effect the principal reduction, the Company issued MAST Capital a warrant to purchase up to 420,000 shares of restricted common stock.  On the grant date, the warrants had an estimated fair value of $0.01 million.

The GP Corp. Note is held by MAST Capital, due in November 2026, and is secured by a profit sharing agreement related to GECM’s management of GECC.   The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

The GP Corp. Note does not have any recourse to any of the Company’s operations or net assets not related to GECM’s management services to GECC.  The GP Corp. Note may be prepaid at any time with prior written notice to the holders of the GP Corp. Note.  Additionally, GP Corp. is required to prepay the GP Corp. Note upon certain material liquidation transactions.

For the three months ended September 30, 2017, the Company incurred interest expense of approximately $0.1 million.  For the three months ended September 30, 2016, the Company recognized interest expense of approximately $3.5 million associated with its previously outstanding Senior Secured Notes Payable that were retired in October 2016.

10. Subsequent Events

In October 2017, a designee of Northern Right Capital exercised 1,266,000 warrants for cash proceeds totaling $4.6 million.  Matthew A. Drapkin, a member of the Company’s board of directors, is the Chief Executive Officer of Northern Right Capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company that is actively seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  In our 2017 fiscal year, we started our first business — investment management.

We currently manage Great Elm Capital Corp. (GECC), a business development company (BDC) as defined under the Investment Company Act of 1940, as amended.  Through our management of GECC, we earn management and administrative fees, and have the opportunity to earn incentive fees based upon achieving performance targets.  We also own approximately 18% of the outstanding shares of GECC, which generated approximately $0.5 million in dividends for the quarter ended September 30, 2017.  In November 2017, our shares will no longer be contractually restricted and we will have the ability to sell our GECC shares in the marketplace and potentially redeploy the proceeds in higher yielding opportunities.

We continue to explore other opportunities in the investment management business including, but not limited to, transactions with other BDCs that trade at a discount to their net asset value, as well as the creation of closed-end and securitized investment vehicles.

As of the date of this report, we have not entered into any firm commitments to make additional acquisitions in the investment management business, real estate or other industries.

As of September 30, 2017, we had $1.7 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the quarter ended September 30, 2017, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2017 as it relates to recurring transactions.

The non-recurring transactions in the quarter ended September 30, 2017 requiring management judgment and estimation are as follows:

Debt Extinguishment.  As of June 30, 2017, our subsidiary GECC GP Corp. (GP Corp.) had issued a note payable that carried a maximum payout obligation of approximately $10.8 million, exclusive of interest, and a carrying value of approximately $3.2 million.  The parties agreed to restate the GP Corp. note payable to have a principal obligation of $3.3 million, bearing interest at LIBOR plus three percent.  As a result of the transaction, we recorded the value of the note on our balance sheet, which approximated the aggregate principal balance, and recognized a $0.05 million loss on debt extinguishment.

GP Corp. Stock Subscription Agreement Modification.  In September 2017, the Company eliminated the vesting provisions and removed the call rights for the GP Corp. stock owned by employees of the Company.  As a result of the elimination, we recognized stock-based compensation expense of $1.5 million in the quarter ended September 30, 2017 equal to the estimated fair value of the non-controlling interest held by our employees in GP Corp.

Results of Operations

The following discussion is reflective of our investment management business that commenced operations subsequent to the quarter ended September 30, 2016.  Correspondingly, our results of operations for the quarter ended September 30, 2017 are not comparable to the same period ended September 30, 2016.

Investment Management Business

The key metrics of our investment management business are:

▪	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based
▪	Investment Performance ― on which our incentive fees (if any) are based and on which we are measured against our competition
▪	EBITDA and adjusted EBITDA – which are (non-GAAP) measurements of our investment management operations
▪	Dividends and GECC share price ― which determine the return on our investment in GECC shares
▪	90-day LIBOR ― which determines the cost of GP Corp.’s debt

The following table provides the results of our investment management business for the quarter ended September 30, 2017.  We did not operate the investment management business during the quarter ended September 30, 2016:

Dollar amounts in thousands	For the Three Months Ended September 30,2017
Revenue:
Investment management and administration fees (1)	$1,769
Operating costs and expenses:
General and administrative (2)	475
GP Corp. modified and accelerated stock-based compensation costs	1,465
Payroll and related (3)	1,130
Depreciation and amortization	180
Total investment management operating expenses	$3,250

(1)	Includes approximately $0.9 million of deferred incentive fees.
(2)	Includes approximately $0.2 million of MAST Capital non-reimbursable related general and administrative expenses.
(3)	Includes MAST Capital net payroll related cost reductions, primarily associated with stock-based compensation forfeitures, of approximately $0.4 million.

See “Non-GAAP Financial Measures” below.

Investment Management Revenue

For the quarter ended September 30, 2017, we recognized $0.6 million of investment management fees; and $0.9 million of incentive fees based on GECC’s results of operations, additionally, we recognized $0.3 million in administrative fees. Our quarterly management fees fluctuate based on the fair value of the non-cash and cash equivalent assets of GECC.  In order to receive incentive fees that are based on net investment income, GECC’s net investment income must exceed a 1.75% quarterly hurdle rate.  We also earn an incentive fee based on GECC’s net capital gains.  We have estimated that our incentive fees earned from GECC are fully collectible.  The investment management agreement defers our right to collect these fees until certain milestones are achieved and these incentive fees are not expected to be collected within the next twelve months.

Investment Management Costs and Expenses

During the quarter ended September 30, 2017, our investment management business’ costs primarily consisted of payroll and related costs of $2.6 million of which approximately $1.5 million related to modified and accelerated GP Corp. stock-based compensation charges; professional fees of approximately $0.3 million; facilities and other administrative costs of $0.2 million; and the amortization of intangible assets totaling $0.2 million.  We will continue to amortize the intangible assets associated with our investment management business over the remaining useful life of 14.1 years as of September 30, 2017.

In addition to the operating costs, we recognized interest expense of $0.1 million for the quarter ended September 30, 2017 related to the GP Corp. note.

Operating Costs – General Corporate

	Three Months Ended September 30,
			Percent
	2017	2016	Change
Operating costs and expenses:
General and administrative	$1,887	$2,538	-26%

For the quarter ended September 30, 2017, we recognized total general and administrative expenses of approximately $1.9 million as compared to approximately $2.5 million for the quarter ended September 30, 2016. Our general corporate operating costs for each quarter primarily consist of professional fees and payroll costs as we continue to diligence asset and business acquisition opportunities.  The approximate $0.7 million decrease in the quarter ended September 30, 2017 compared to the same period in fiscal 2016 results from a decrease in the number of employees, and corresponding payroll costs in addition to reductions in professional fees incurred.

Interest Expense

We incurred interest expense during the quarter ended September 30, 2017 of approximately $0.1 million from our outstanding GP Corp. note with a principal balance of $3.3 million.  During the quarter ended September 30, 2016, we incurred significant non-recurring expenses associated with the retirement of our previously outstanding Senior Secured Notes in October 2016.

Dividends

For the quarter ended September 30, 2017, we received $0.5 million of dividends on our investment in GECC.  In order to maintain its regulated investment company status for tax purposes and to avoid excise taxes, GECC is required to distribute a significant portion of its net income to its stockholders. We record our pro rata share of such distributions if, as and when declared by GECC’s board of directors.  GECC did not begin distributing its income until December 2016.

Unrealized Loss

We mark-to-market our investment in GECC by reference to the closing price of GECC common stock on Nasdaq (an observable Level 1 valuation input). For the quarter ended September 30, 2017, we recognized $0.4 million of unrealized loss.  For the quarter ended September 30, 2016, GECC was our wholly-owned subsidiary.

Discontinued Operations

We did not incur discontinued operating costs during the quarter ended September 30, 2017.  For the quarter ended September 30, 2016, we recognized a net gain from discontinued operations of approximately $2.1 million associated with a one-time litigation settlement.

Income Taxes

As of September 30, 2017, we had approximately $1.7 billion of NOL carryforwards, with the corresponding deferred tax asset fully reserved for financial reporting purposes, applicable to future Federal income tax, if incurred.  On October 17, 2017, our stockholders ratified a new stockholders’ rights plan and extended the transfer restriction in our certificate of incorporation to help preserve tax benefits associated with our NOLs.  The rights plan and transfer restriction are intended to protect stockholder value by reducing the risk of an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), thereby preserving our ability to use our accumulated NOLs. In January 2018, upon expiration of our current rights plan, the new rights plan will come into effect and expire on January 29, 2028.

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

We believe that earnings before interest, taxes, depreciation and amortization (EBITDA), the non-cash adjustments listed below and Adjusted EBITDA, are important measures in addition to US GAAP segment results to be used in evaluating our businesses. In addition, our management reviews EBITDA and Adjusted EBITDA as they evaluate acquisition opportunities.

These Non-GAAP measurements have limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under US GAAP. Some of these limitations are:

▪	this measure does not reflect changes in, or cash requirements for, our working capital needs;
▪	this measure does not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
▪	this measure does not reflect historical cash expenditures or future requirements for expenditures or contractual commitments, and;
▪	the recognition of impairment and similar non-cash charges.

Our management did not utilize EBITDA or adjusted EBITDA in evaluating the results or for planning purposes in the prior period; correspondingly, that period has not been presented.

	For the Three Months Ended September 30,2017
Dollar amounts in thousands	Investment Management	General Corporate	Total
Net loss - US GAAP (1)	$(1,626)	$(1,758)	$(3,384)
EBITDA:
Net loss - US GAAP (1)	$(1,626)	$(1,758)	$(3,384)
Interest	98	—	98
Taxes	—	—	—
Depreciation and amortization	180	—	180
EBITDA:	$(1,348)	$(1,758)	$(3,106)
Adjusted EBITDA:
EBITDA	$(1,348)	$(1,758)	$(3,106)
Stock based compensation	1,553	204	1,757
Unrealized loss on investment in GECC	—	354	354
Non-reimbursable MAST Capital expenses	278	88	366
Re-measurement of warrant liability	8	—	8
Adjusted EBITDA	$491	$(1,112)	$(621)
(1)	The investment management amounts include approximately $0.9 million of deferred incentive fee revenue.

Liquidity and Capital Resources

Cash Flows

Operating cash flows used in continuing operations for the quarter ended September 30, 2017 totaled approximately $2.0 million.  The cash used in our continuing operations were primarily the result of increases in receivables from our investment management fees of $0.9 million and the funding of our operating expenses.

We used an immaterial amount of cash in investing activities related to leasehold improvements at our corporate offices during the quarter ended September 30, 2017.

We did not engage in any material cash based financing activities during the quarter ended September 30, 2017.

As of September 30, 2017, we had accrued $0.5 million with respect to termination payments to be made in the quarter ending December 31, 2017 under the lease agreement we assumed for MAST Capital’s facility in Boston.

Financial Condition

As of September 30, 2017, we had a cash balance of $43.9 million.  We also own 1,966,667 shares of GECC common stock that we may not transfer to a person other than our subsidiaries or an affiliate of MAST until November 3, 2017 with an estimated fair value of $20.5 million as of September 30, 2017.

We intend to make acquisitions or investments that will likely result in the investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.   See “Risk Factors.” In Part II, Item 1A.

In September 2017, Northern Right Capital Management, L.P. (Northern Right), a related-party, provided notice to us that it intended to exercise its warrant to purchase 1,266,000 shares of our common stock.  In October 2017, we received $4.6 million of proceeds from the exercise of the warrant.

Also in September 2017:

▪

we agreed to issue 54,733 shares of our common stock in exchange for a warrant that was held by MAST.  We had been marking-to-market such warrant, and as of September 30, 2017, such warrant was cancelled, and the shares issued in settlement thereof are reflected as outstanding shares of our common stock;

▪	we reduced the principal amount of GP Corp.’s note payable to MAST Capital;
▪

we cancelled GECM’s cost sharing agreement with MAST Capital. The cancellation did not result in an accounting charge because we had not accrued expense reimbursements due from MAST Capital subsequent to March 31, 2017;

▪	we issued a warrant to purchase 420,000 shares of our common stock at fair market value to MAST Capital;
▪	MAST entered into a two-year voting and standstill agreement; and
▪	we modified our employment arrangements with most of GECM’s employees.

As of September 30, 2017, we had a related party note due to MAST Capital totaling $3.3 million that accrues interest at a variable rate of LIBOR plus three percent, as adjusted for each 90-day period (at September 30, 2017 the effective rate was 4.3%) through maturity on November 3, 2026.  The note requires minimum annual principal payments of $0.1 million and quarterly interest-only payments.  The note is secured by the profit sharing agreement between GECM and GP Corp. that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

Off Balance Sheet Obligations

As of September 30, 2017, we did not have any off-balance sheet obligations that were not reflected in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2017.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended June 30, 2017, our management concluded that our internal controls over financial reporting were not effective at June 30, 2017. As of this date, management identified material weaknesses in internal control over financial reporting relating to personnel, the design and operating effectiveness of certain controls and the monitoring of our controls.

We are actively engaged in the implementation of a remediation plan to ensure that control deficiencies which contributed to the material weaknesses are remedied.  Management is working towards having these remediation efforts completed by the time we issue our June 30, 2018 Annual Report on Form 10-K. The material weaknesses will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.

We and our board of directors believe that these remediation efforts will result in significant improvements in our control environment. Notwithstanding the identified material weaknesses and the conclusion that our controls were not effective as of June 30, 2017, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

No changes required to be disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 4, 2017, we issued 1,266,000 shares of common stock to a designee of Northern Right for cash proceeds totaling approximately $4.6 million upon exercise of a warrant issued to Northern Right in September 2017, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise price of the warrant, $3.61 per share, was determined by reference to average closing price of our stock for the ten days before exercise.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amendment to the registrant’s certificate of incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 001-16703) filed on October 17, 2017).
10.1

Separation Agreement, dated as of September 18, 2017, by and among the registrant and the other parties thereto (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-K (File No. 001-16703) filed on September 19, 2017).

10.2*

Offer letter, dated September 18, 2017, by and between the registrant and Peter A. Reed (incorporated by reference to Exhibit 10.2 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.3*

Offer letter, dated September 18, 2017, by and between the registrant and John J. Woods (incorporated by reference to Exhibit 10.3 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.4*

Offer letter, dated September 18, 2017, by and between Great Elm Capital Management, Inc. and Adam M. Kleinman (incorporated by reference to Exhibit 10.4 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.5*	Form of Amended and Restated Performance Award (incorporated by reference to Exhibit 10.5 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).
10.6*

Great Elm Capital Management Performance Bonus Plan, as in effect as of September 18, 2017 (incorporated by reference to Exhibit 10.6 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.7

Amended and Restated Senior Secured Note, dated September 18, 2017, made by GECC GP Corp. in favor of MAST Capital Management, LLC (incorporated by reference to Exhibit 10.7 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.8

Warrant, dated September 18, 2017, issued by the registrant to MAST Capital Management, LLC (incorporated by reference to Exhibit 10.8 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.9

Share Registration Agreement, dated September 18, 2017, by and between the registrant and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.9 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.10

Warrant, dated September 18, 2017, issued by the registrant to Northern Right Capital Management, L.P. (incorporated by reference to Exhibit 10.10 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.11

Share Registration Agreement, dated September 18, 2017, by and between the registrant and Northern Right Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the registrant’s Form 8-K (File No. 001-16703) filed on September 20, 2017).

10.12

Letter agreement, dated September 18, 2017, by and between Great Elm Capital Management, Inc. and GECC GP Corp. (incorporated by reference to Exhibit 10.12 to the registrants Form 8-K (File No. 001-16703) filed on September 20, 2017).

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

* Management compensation arrangement

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of November 7, 2017.

GREAT ELM CAPITAL GROUP, INC.

/s/ Peter A. Reed
Peter A. Reed
Principal Executive Officer

/s/ John J. Woods
John J. Woods
Principal Financial Officer and Principal Accounting Officer