Form 10-Q
period 2017-12-31
Great Elm Capital Group, Inc.
filed 2018-02-09
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of January 31, 2018, there were 25,448,418 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, “we” “us” “our” and terms of similar import refer to Great Elm Capital Group, Inc. and/or its subsidiaries. Our corporate website address is www.greatelmcap.com. The information contained in, or accessible through, our corporate website does not constitute part of this report.

i

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contains forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “could”, “continue”, and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements. These forward‑looking statements involve risks and uncertainties, some of which are beyond our control, including, without limitation:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

	December 31,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$47,337	$45,894
Investment management fees receivable - related party	612	549
Related party dividend receivable	557	163
Related party receivable	324	348
Investments, at fair value (cost $30,000)	19,352	20,886
Prepaid and other current assets	365	174
Total current assets	68,547	68,014
Investment management fee receivable, net of current portion	5,257	2,757
Property and equipment, net	44	41
Identifiable intangible assets, net	3,800	4,102
Right to use assets, net	1,606	1,688
Other assets, net	92	92
Total assets	$79,346	$76,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$180	$52
Accrued liabilities	501	1,019
Accrued legal expense	169	164
Accrued compensation	772	214
Lease liability	168	421
Liabilities related to discontinued operations	3,608	3,608
Related party notes payable	76	250
Total current liabilities	5,474	5,728
Lease liability, net of current portion	1,553	1,640
Warrant liability	—	186
Related party notes payable, net of current portion	3,224	2,924
Total liabilities	10,251	10,478

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000 authorized and zero outstanding	—	—
Common stock, par value $0.001 per share; 350,000,000 shares authorized; and 25,448,418 shares issued and 24,589,116 shares outstanding at December 31, 2017; and 24,258,847 shares issued and 23,200,153 shares outstanding at June 30, 2017	25	23
Additional paid-in-capital	3,301,146	3,293,683
Accumulated deficit	(3,231,679)	(3,227,480)
Total Great Elm Capital Group, Inc.'s stockholders' equity	69,492	66,226
Non-controlling interest	(397)	(10)
Total stockholders' equity	69,095	66,216
Total liabilities and stockholders' equity	$79,346	$76,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the Three Months December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
Investment management and administration fees	$2,523	$1,342	$4,291	$1,342

Operating costs and expenses:
Investment management expenses	2,263	1,089	5,333	1,089
Amortization and depreciation	133	1,018	313	1,018
General and administrative	1,131	(1,297)	3,017	1,241
Total operating costs and expenses	3,527	810	8,663	3,348
Operating income (loss)	(1,004)	532	(4,372)	(2,006)
Dividends and interest income	959	326	1,450	326
Unrealized loss on investment in GECC	(1,180)	(7,049)	(1,534)	(7,049)
Interest expense	(37)	(2,650)	(135)	(6,103)
Other income, net	60	11	5	11
Loss from continuing operations, before income taxes	(1,202)	(8,830)	(4,586)	(14,821)
Benefit from income taxes	—	(486)	—	(964)
Loss from continuing operations	(1,202)	(8,344)	(4,586)	(13,857)

Discontinued operations:
Income from discontinued operations, net of tax	—	210	—	2,308
Income from discontinued operations, net of tax	—	210	—	2,308
Net loss	$(1,202)	$(8,134)	$(4,586)	$(11,549)
Less: Net loss attributable to non-controlling interest	(33)	(166)	(387)	(166)

Net loss attributable to Great Elm Capital Group, Inc.	$(1,169)	$(7,968)	$(4,199)	$(11,383)

Basic and diluted earnings (loss) per share attributable to Great Elm Capital Group, Inc. from:
Continuing operations	$(0.05)	$(0.81)	$(0.18)	$(1.40)
Discontinued operations	—	0.02	—	0.24
Net loss per share	$(0.05)	$(0.79)	$(0.18)	$(1.17)

Weighted average shares outstanding:
Basic and diluted	24,562	10,073	23,898	9,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statement of Comprehensive Loss (Unaudited)

Dollar amounts in thousands

	Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016

Net loss	$(1,202)	$(8,134)	$(4,586)	$(11,549)
Loss on foreign currency translation adjustment	—	—	—	—
Total comprehensive loss	(1,202)	(8,134)	(4,586)	(11,549)
Comprehensive loss attributable to non-controlling interest	(33)	(166)	(387)	(166)
Total comprehensive loss attributable to Great Elm Capital Group	$(1,169)	$(7,968)	$(4,199)	$(11,383)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Dollar amounts in thousands

	For the Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,586)	$(11,549)
(Income) from discontinued operations	—	(2,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	1,018
Stock-based compensation	2,684	650
Unrealized loss on investments at fair value	1,534	7,049
Other non-cash (income) expense, net	55	(7)
Amortization of debt discount and issuance costs	—	2,802
Changes in operating assets and liabilities:
Related party receivables, net	(2,934)	(1,122)
Prepaid assets, deposits, and other assets	(191)	(331)
Accounts payable and accrued liabilities	9	(2,292)
Net cash used in operating activities - continuing operations	(3,116)	(6,090)
Net cash used in operating activities - discontinued operations	—	(961)
Net cash used in operating activities	(3,116)	(7,051)
Cash flows from investing activities:
Acquisition of subsidiary	—	(80)
Deconsolidation of GECC into equity method investment	—	(30,000)
Purchases of property and equipment	(13)	—
Net cash used in investing activities	(13)	(30,080)

Cash flows from financing activities:
Principal payment on related party note payable	—	(36,588)
Proceeds from issuance of common stock, gross	4,572	44,885
Payment of equity issuance costs	—	(2,033)
Net cash provided by financing activities	4,572	6,264

Net increase (decrease) in cash and cash equivalents	1,443	(30,867)
Cash and cash equivalents at beginning of period	45,894	80,711
Cash and cash equivalents at end of period	$47,337	$49,844

Cash paid for income taxes	$—	$—
Cash paid for interest	$42	$3,250

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$—	$215
Issuance of related party note payable in acquisition	$—	$3,424
Warrant liability settled with common stock issuance	$194	$—
Issuance of equity-linked instruments classified as warrant liability	$—	$216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2017

1. Nature of Operations

Great Elm Capital Group, Inc. (the Company) is a holding company incorporated in Delaware.  The Company currently has two operating segments, investment management and corporate.  The Company is pursuing business development opportunities in investment management, real estate, and other industries.

On September 27, 2016, the Company’s wholly-owned Securities and Exchange Commission-registered investment advisor subsidiary Great Elm Capital Management, Inc., a Delaware corporation (GECM), became the investment manager of Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (GECC).

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, compensation and benefits, asset impairment, and the ability to realize deferred tax assets. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries; majority-owned subsidiaries; and subsidiaries that it has control over.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GECM; and its majority-owned subsidiary, GECC GP Corp. (GP Corp.).  All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the Company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

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

Management Fees

Under GECC’s investment management agreement with GECM (the IMA), the base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets. The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial quarter are prorated.

Incentive Fees

The incentive fee from GECC consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, GECC will pay GECM 20% of the amount by which GECC’s pre-incentive fee net investment income (the Pre-Incentive Fee Net Investment Income) for the quarter exceeds a hurdle rate of 1.75%, subject to a catch-up provision, of GECC’s net assets at the end of the immediately preceding calendar quarter. This calculation will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

Under the capital gains component of the incentive fee, GECC is obligated to pay GECM, at the end of each calendar year, 20% of the aggregate cumulative realized capital gains from November 4, 2016 through the end of such calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such calendar year, less the aggregate amount of any previously paid capital gains incentive fees.

Incentive fees are recorded based upon an assumed liquidation of GECC’s net assets on the reporting date and the distribution of the net proceeds in accordance with GECC’s income allocation provisions.   Incentive fees recorded may be subject to reversal to the extent the amount recorded exceeds the amount due to GECM based on negative investment performance after the reporting date.   Accrued but unpaid incentive fees and deferred incentive fees as of the reporting date are recorded in related party investment management fees receivable in the accompanying consolidated balance sheet. Incentive fees realized and collected are not subject to reversal.  As of December 31, 2017 and June 30, 2017, approximately $4.0 million and $1.7 million, respectively, of incentive fees recognized in revenue were subject to reversal.

Investment Management Expenses

The Company classifies all direct expenses of its investment management segment including: payroll, stock-compensation, and related taxes and benefits; facilities costs; and professional fees; in investment management expenses in the accompanying consolidated statements of operations.  GECM has a three-year contractual consulting arrangement with a third party to provide services in exchange for 26% of the base management fee paid by GECC.

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

The Company’s net revenue and receivables from continuing operations for the periods presented were attributable to the management of one investment vehicle, GECC.  GECC is a related party, based on the Company owning approximately 18% of the outstanding common stock of GECC.

The Company’s outstanding debt, the GP Corp. Note, is held by MAST Capital Management LLC (MAST Capital).  Funds affiliated with MAST Capital reported ownership of approximately 7.7% of the outstanding shares of the Company as of December 31, 2017.

Identifiable Intangible Assets

The Company amortizes its identifiable intangible assets over their estimated useful lives using a discounted cash flow attribution method.  The Company currently amortizes its identifiable intangible assets over a period of fifteen years.

Reclassifications

The Company reclassified the prior period presentation to conform to the current period presentation by separating its investment management expenses, and amortization and depreciation from its general and administrative expenses in the accompanying consolidated statements of operations.  This reclassification resulted in a reduction to general and administrative expenses of $2.1 million for the three and six months ended December 31, 2016.  Additionally, the Company increased its administrative fee income and expense by $0.06 million for the three and six months ended December 31, 2016 to conform to the current period presentation. These reclassifications did not have an impact on the Company’s previously presented net results of operations, financial position, or cash flows.

Recently Issued Accounting Standards.

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The core principles include:

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

The Company has evaluated the potential impacts of the new revenue recognition standard and has determined that the recognition of a portion of its investment management incentive fees are to be deferred upon implementation.  As of December 31, 2017, the Company preliminarily estimated approximately $2.0 to $2.5 million of the total incentive fees receivable that if not collected prior to the first quarter of its 2019 fiscal year, will be retroactively adjusted upon adoption of the new revenue standard.  The Company is continuing to evaluate the new guidance for any other impacts adoption may have on the Company’s consolidated financial position, results of operations, and cash flows.

3. Investments, at Fair Value

The Company owns approximately 18% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

During the three and six months ended December 31, 2017, the Company recorded an unrealized loss of $1.2 million and $1.5 million, respectively, on the fair value of its investment in GECC. For the three and six months ended December 31, 2016, the Company recognized a net unrealized loss on its investment in GECC of $7.0 million. The Company deconsolidated its investment in GECC on November 1, 2016.

4. Separation Agreement

As part of the entry into the investment management business in November 2016, the Company acquired assets, assumed liabilities; and entered into cost and profit sharing agreements with MAST Capital, a related party.  In consideration for the assets acquired, the Company’s majority-owned subsidiary, GP Corp. issued a senior secured note payable (GP Corp. Note) with an original maximum amount due of approximately $10.8 million.  The note allowed for offsets equal to the amount of the annual investment management expenses in excess of $1.4 million, after applying cost allocations under GECM’s cost sharing agreement with MAST Capital (Cost Sharing Agreement). In addition, the Company issued MAST Capital a warrant (MAST Warrant) to purchase 54,733 shares of Company common stock with an exercise price of $0.01 per share and an estimated grant date fair value of $0.2 million.

In September 2017, the Company entered into a Separation Agreement with MAST Capital.  The Separation Agreement, contemplated, among other things, an amendment of the GP Corp. Note to be in an aggregate principal amount of $3.3 million, the issuance of a warrant to MAST Capital to purchase 420,000 shares of common stock with an exercise price based on the average of the quoted market prices for the ten days preceding notice of exercise, the termination of the Cost Sharing Agreement, and the exchange of the MAST Warrant for 54,733 shares of common stock of the Company.

5. Related Party Transactions (not disclosed elsewhere)

The Company’s wholly-owned subsidiary, GECM, manages GECC’s investment portfolio.  The Company owns approximately 18% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  All of the Company’s investment management and administrative fee revenue for the periods presented was generated from the management and administration of GECC.

	As of and for the three
In Thousands	months ended December 31,
	2017	2016
Investment in GECC
Unrealized loss on investment in GECC recorded in the period	$(1,180)	$(7,049)
GECC dividends recorded in the period	$883	$326

Management of GECC
Reimbursement of GECC formation expenses for the period	$—	$2,989
Investment management fees earned in the period	$2,216	$1,280
GECC administration fees earned in the period	$307	$62
GECC administration expenses incurred in the period	$(307)	$(62)
Net receivable due from GECC at the end of the period	$6,750	$1,991

Profit Sharing with GP Corp.
GP Corp. Note balance at the end of the period	$3,300	$3,424
GP Corp. Note interest incurred in the period	$(37)	$(67)
GP Corp. net loss attributable to Great Elm Capital Group, Inc.	$(134)	$(867)

	As of and for the six
In Thousands	months ended December 31,
	2017	2016
Investment in GECC
Unrealized loss on investment in GECC recorded in the period	$(1,534)	$(7,049)
GECC dividends recorded in the period	$1,373	$326

Management of GECC
Reimbursement of GECC formation expenses for the period	$—	$2,989
Investment management fees for the period	$3,657	$1,280
GECC administrative fees earned in the period	$634	$62
GECC administrative expenses incurred during the period	$(634)	$(62)
Net receivable due from GECC at the end of the period	$6,750	$1,991

Profit Sharing with GP Corp.
GP Corp. Note balance at the end of the period	$3,300	$3,424
GP Corp. Note interest incurred in the period	$(135)	$(67)
GP Corp. net loss attributable to Great Elm Capital Group, Inc.	$(1,549)	$(867)

For the three and six months ended December 31, 2017, the Company received cash proceeds totaling $4.6 million from the exercise of 1,266,000 warrants by a designee of Northern Right Capital.  Matthew A. Drapkin, a member of the Company’s board of directors, is the Chief Executive Officer of Northern Right Capital.

6. Stockholders’ Equity

Stock Compensation

Performance Shares (Restricted Stock Awards)

During the six months ended December 31, 2017, the Company granted 57,416 restricted stock awards that carry both performance and service conditions to vest with an estimated grant date fair value of approximately $0.2 million.  As of December 31, 2017, the Company had 859,302 restricted stock awards that carry both performance and service conditions to vest.  The awards vest over a five-year service period, with the first twenty percent of the award vesting on the first anniversary of the grant, and the remaining award vesting quarterly through November 3, 2021.  In addition, the restricted stock awards are subject to pro-rated forfeiture based on the collection of cumulative fees under the IMA of at least $40 million for the five-year period ended November 3, 2021.

The Company estimates the performance condition is probable of being achieved.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  During the six months ended December 31, 2017, 256,808 restricted stock awards were forfeited.  All previously recognized compensation cost associated with the forfeiture during the period, totaling $0.5 million, was reversed.

Additionally, in September 2017, the Company modified all of the outstanding restricted stock awards to include a change in control acceleration event.  This modification did not result in the recognition of an additional compensation cost.

For the three and six months ended December 31, 2017, the Company recognized compensation cost totaling $0.3 million and $0.4 million, respectively, associated with the performance-based awards.  For the three and six-month periods ended December 31, 2016, the Company recognized compensation cost totaling $0.3 million.

The following table summarizes the Company’s restricted stock award activity as of and through December 31, 2017 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Grant Date
Restricted Stock Awards and Units	Stock	Fair Value
Outstanding at June 30, 2017	1,147	$3.88
Granted	75	3.57
Vested	(68)	3.60
Forfeited	(257)	3.95
Outstanding at December 31, 2017	897	$3.86

Stock Options

During the six months ended December 31, 2017, the Company issued 2,027,056 stock options with an estimated grant date fair value of $3.9 million.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  The assumptions used to value the stock options granted during the six-months ended December 31, 2017 consisted of:  expected volatilities between 63.0 to 63.4%; no expected dividend yields; risk-free rates between 1.5 and 1.8%; and expected terms between 3 and 6.5 years.

The following table summarizes the Company’s option award activity as of and through December 31, 2017 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2017	722	$7.46
Options granted	2,027	3.59
Exercised	—	—
Forfeited, cancelled or expired	(128)	10.45
Outstanding at December 31, 2017	2,621	$4.32	7.88	$1,059
Exercisable at December 31, 2017	511	7.39	7.61	108
Vested and expected to vest as of December 31, 2017	2,621	$4.32	7.88	$1,059

During the three months and six months ended December 31, 2017, the Company recognized total stock based compensation associated with all restricted stock and stock options of $0.9 million and $2.7 million, respectively. During the three months and six months ended December 31, 2016, the Company recognized total stock based compensation associated with all restricted stock and stock options of $0.5 million and $0.6 million, respectively.

As of December 31, 2017, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $5.3 million.

GP Corp. Stock - Non-Controlling Interest

In September 2017, the Company eliminated the vesting provisions and removed the call rights for the GP Corp. stock owned by employees of the Company.  As a result of the elimination, the Company recognized stock-based compensation expense of $1.5 million for the six months ended December 31, 2017, equal to the estimated fair value of the non-controlling interest held by our employees in GP Corp.

Other Equity Transactions

Warrants

During the six months ended December 31, 2017, the Company issued warrants to purchase 1,686,000 shares of common stock with an estimated grant date fair value of $0.05 million.  The exercise price of the warrants is variable and based on the average of quoted market prices for the ten days preceding notice of exercise. The Company utilized a Monte-Carlo simulation model to estimate the fair value of its equity-classified warrant issuances.

The following table illustrates the Company’s warrant activity as of and through December 31, 2017 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Warrants	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2017	55	$0.01
Granted	1,686	3.60
Exercised	(1,266)	3.60
Forfeited, cancelled or expired	(55)	0.01
Outstanding at December 31, 2017	420	$4.05	1.67	$13
Exercisable and vested at December 31, 2017	420	$4.05	1.67	$13

For the three and six months ended December 31, 2017, the Company received cash proceeds totaling $4.6 million from the exercise of 1,266,000 warrants by a designee of Northern Right Capital.  Matthew A. Drapkin, a member of the Company’s board of directors, is the Chief Executive Officer of Northern Right Capital.

The Company had classified the MAST Warrant as a liability and valued, on a recurring basis, using a Black-Scholes-Merton option pricing model and Level 3 inputs within the fair value hierarchy.  In September 2017, the Company exchanged the MAST Warrant for 54,733 shares of common stock.  The following table sets forth a summary of the changes in the fair value of the Company’s warrant liability that was measured at fair value on a recurring basis (in thousands):

	December 31, 2017	June 30, 2017
Beginning of period	$186	$—
Aggregate fair value of warrant issued	—	216
Re-measurement of warrant liability loss (gain)	8	(30)
Settlement	(194)	—
End of period	$—	$186

7. Operating Leases

The Company entered into a lease for office space located in Waltham, MA. On the commencement date of the lease, the non-cancellable term was for eighty-eight months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty-month period.

The lease payments commenced on October 1, 2017, four months after the Company began to occupy the space.  On an annual basis, the lease payments increase at an average rate of approximately 2.4% from $28 to $32 thousand per month.

As of December 31, 2017, the Company had a remaining right lease liability of approximately $1.7 million related to its current office space.

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

The following table illustrates the segment information (in thousands):

	For the Three Months Ended December 31, 2017			For the Three Months Ended December 31, 2016
	Investment Management	General Corporate	Total	Investment Management	General Corporate	Total
Revenue:
Total revenue	$2,523	$—	$2,523	$1,342	$—	$1,342

Operating costs and expenses:
Operating expenses	$2,396	$1,131	$3,527	$2,107	$(1,297)	$810

Other income (expense):
Total other income (expense), net	$23	$(221)	$(198)	$(67)	$(9,295)	$(9,362)

Operating income (loss):
Total pre-tax income (loss) from continuing operations	$150	$(1,352)	$(1,202)	$(832)	$(7,998)	$(8,830)

Benefit from income tax	$—	$—	$—	$—	$(486)	$(486)
Income from discontinued operations, net	—	—	—	—	210	210

Net income (loss)	$150	$(1,352)	(1,202)	$(832)	$(7,302)	$(8,134)
Less: net loss attributable to non-controlling interest	(33)	—	(33)	(166)	—	(166)
Net income (loss) attributable to Great Elm Capital Group	$183	$(1,352)	(1,169)	$(666)	$(7,302)	$(7,968)

	For the Six Months Ended December 31, 2017			For the Six Months Ended December 31, 2016
	Investment Management	General Corporate	Total	Investment Management	General Corporate	Total
Revenue:
Total revenue	$4,291	$—	$4,291	$1,342	$—	$1,342

Operating costs and expenses:
Operating expenses	$5,646	$3,017	$8,663	$2,107	$1,241	$3,348

Other expense:
Total other expense, net	$(122)	$(92)	$(214)	$(67)	$(12,748)	$(12,815)

Operating loss:
Total pre-tax loss from continuing operations	$(1,477)	$(3,109)	$(4,586)	$(832)	$(13,989)	$(14,821)

Benefit from income tax	$—	$—	$—	$—	$(964)	$(964)
Income from discontinued operations, net	—	—	—	—	2,308	2,308

Net loss	$(1,477)	$(3,109)	(4,586)	$(832)	$(10,717)	$(11,549)
Less: net loss attributable to non- controlling interest	(387)	—	(387)	(166)	—	(166)
Net loss attributable to Great Elm Capital Group	$(1,090)	$(3,109)	(4,199)	$(666)	$(10,717)	$(11,383)

The Company’s investment management business includes identifiable intangible assets.  The following tables provide detail associated with the Company’s identifiable intangible assets (dollar amounts in thousands):

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Investment management agreement	$3,900	$(552)	$3,348	15
Assembled workforce	526	(74)	452	15
Total	$4,426	$(626)	$3,800

Aggregate Amortization Expense:	2017	2016
For the three months ended December 31,	$129	$1,014
For the six months ended December 31,	$302	$1,014

Estimated Amortization Expense:
For the year ended June 30, 2018	$269
For the year ended June 30, 2019	621
For the year ended June 30, 2020	599
For the year ended June 30, 2021	456
For the year ended June 30, 2022	382

9. Related Party Borrowings

As of June 30, 2017, the GP Corp. Note payable had a maximum principal balance of $10.8 million and a carrying value of approximately $3.2 million which approximated its fair value.  Under the terms of the GP Corp. Note, GECM’s annual operating expenses in excess of $1.4 million, after giving effect to the cost-sharing recoveries, were to be offset against the GP Corp. Note principal and accrued interest.  In purchase accounting, the GP Corp. Note was recorded at $3.2 million, reflecting a reduction of the principal based on an estimate of the offset GECM operating expenses as discussed in Note 4.

In September 2017, the GP Corp. Note was amended and restated to reduce the maximum principal balance payable under the note from $10.8 million to $3.3 million.  In conjunction with the principal reduction, the Cost Sharing Agreement setoff provision was eliminated.  Since the amendment resulted in a substantial change to the GP Corp. Note, the Company accounted for the amendment as a debt extinguishment.  On the amendment date, the Company recognized, in other income (expense), a loss on debt extinguishment of $0.05 million.  As part of the consideration to effect the principal reduction, the Company issued MAST Capital a warrant to purchase up to 420,000 shares of restricted common stock.  On the grant date, the warrants had an estimated fair value of $0.01 million.

The GP Corp. Note is held by MAST Capital, due in November 2026, and is secured by a profit sharing agreement related to GECM’s management of GECC.   The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

The GP Corp. Note does not have any recourse to any of the Company’s operations or net assets not related to GECM’s management services to GECC.  The GP Corp. Note may be prepaid at par value at any time with prior written notice to the holders of the GP Corp. Note.  Additionally, GP Corp. is required to prepay the GP Corp. Note upon certain material liquidation transactions.

For the three and six months ended December 31, 2017, the Company incurred interest expense of approximately $0.04 million and $0.1 million respectively.   During the three and six months ended December 31, 2016, the Company recognized interest expense of approximately $2.6 million and $6.1 million, respectively, associated with its previously outstanding Senior Secured Notes Payable held by affiliates of MAST Capital that were retired in October 2016.

10. Income Tax

As of December 31, 2017, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.7 billion and $217 million, respectively. The federal and state NOL carryforwards will expire from 2018 through 2036.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  Among other changes is a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company has provisionally revalued its deferred tax assets as a result of the Tax Act.  As the Company has not yet finalized its calculation of its deferred tax position as of the enactment date, the impact of the tax law change has not been finalized as of December 31, 2017.  Based on the Company’s provisional estimate, the effect of the reduction in the corporate income tax rate resulted in a reduction in deferred tax assets of approximately $248 million and an off-setting adjustment to the valuation allowance.  As of December 31, 2017 and June 30, 2017, the Company had provided a full valuation allowance for all of its federal and state deferred tax assets, therefore the reduction in the federal deferred tax assets resulting from the Tax Act had no effect on the Company’s consolidated balance sheet or statements of operations as of, and for the three and six months ended December 31, 2017.  The Company’s revaluation of its deferred tax assets is subject to further refinement as additional information becomes available and further analysis is completed.

11. Subsequent Events

On January 29, 2018, upon expiration of the Company’s current rights plan, a new rights plan went into effect.  The new plan will expire on January 29, 2028.

On February 1, 2018, GECM entered into investment management agreements (the “IMAs”) to manage three separate accounts totaling approximately $30 million for an institutional investor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company that is actively seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  In our 2017 fiscal year, we started a new business — investment management.

We currently manage Great Elm Capital Corp. (GECC), a business development company (BDC) as defined under the Investment Company Act of 1940, as amended.  Through our management of GECC, we earn management and administrative fees, and have the opportunity to earn incentive fees based upon achieving performance targets.  We also own approximately 18% of the outstanding shares of GECC, which generated approximately $1.4 million in dividends and approximately $1.5 million of mark-to-market losses for the six months ended December 31, 2017.  Our shares of GECC are no longer contractually restricted.  We have the ability to sell our shares in the marketplace and potentially redeploy the proceeds in higher yielding opportunities.

We continue to explore other opportunities in the investment management sector, as well as opportunities in real estate and other areas that we believe provide attractive risk-adjusted returns on invested capital.  As of the date of this report, we have not entered into any firm commitments to make additional acquisitions or investments in any of these areas.

As of December 31, 2017, we had $1.7 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the period ended December 31, 2017, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2017 as it relates to recurring transactions.

The non-recurring transactions in the period ended December 31, 2017 requiring management judgment and estimation are as follows:

Debt Modification (Extinguishment).  As of June 30, 2017, our subsidiary GECC GP Corp. (GP Corp.) had issued a note payable that carried a maximum payout obligation of approximately $10.6 million, exclusive of interest.  The parties agreed to restate the GP Corp. note payable to have a principal obligation of $3.3 million, bearing interest at LIBOR plus three percent.  As a result of the transaction, we recorded the fair value of the note on our balance sheet, which approximated the aggregate carrying amount.

GP Corp. Stock Subscription Agreement Modification.  In September 2017, we eliminated the vesting provisions and removed the call rights for the GP Corp. stock owned by employees of the Company.  As a result of the elimination, we recognized stock-based compensation expense of $1.5 million in the period ended December 31, 2017 equal to the estimated fair value of the non-controlling interest held by our employees in GP Corp.

Results of Operations

The following discussion is reflective of our investment management business that commenced operations in November 2016.  Correspondingly, our results of operations for the three and six month periods ended December 31, 2017 are not comparable to the same periods ended December 31, 2016.

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

The following table provides the results of our investment management business for the periods ended December 31.  We began to operate the investment management business in November 2016:

	For the Three Months ended December 31,
Dollar amounts in thousands	2017	2016	Percent Change
Revenue:
Investment management and administration fees (1)	$2,523	$1,342	88%
Operating costs and expenses:
General and administrative	324	398	-19%
Payroll and related	1,939	691	181%
Depreciation and amortization	133	1,018	-87%
Total investment management operating expenses	$2,396	$2,107	—

(1)	December 31, 2017 amount includes approximately $1.6 million of non-current incentive fees receivable.

	For the Six Months ended December 31,
Dollar amounts in thousands	2017	2016	Percent Change
Revenue:
Investment management and administration fees (1)	$4,291	$1,342	220%
Operating costs and expenses:
General and administrative (2)	798	398	101%
GP Corp. modified and accelerated stock-based compensation costs	1,465	—	100%
Payroll and related (3)	3,070	691	344%
Depreciation and amortization	313	1,018	-69%
Total investment management operating expenses	$5,646	$2,107	—

(1)	December 31, 2017 amount includes approximately $2.5 million of non-current incentive fees receivable.
(2)	December 31, 2017 amount includes approximately $0.2 million of MAST Capital non-reimbursable related general and administrative expenses.
(3)	December 31,2017 amount includes MAST Capital net payroll related cost reductions, primarily associated with stock-based compensation forfeitures, of approximately $0.4 million

See “Non-GAAP Financial Measures” below.

Investment Management Revenue

For the three months ended December 31, 2017, we recognized $0.6 million of management fees; and $1.6 million of incentive fees based on GECC’s results of operations, additionally, we recognized $0.3 million in administrative fees. For the six months ended December 31, 2017, we recognized $1.2 million of management fees; and $2.5 million of incentive fees based on GECC’s results of operations, additionally, we recognized $0.6 million in administrative fees.  The increases from the three and six month periods ended December 31, 2016 primarily result from our investment management business being acquired in November 2016.

Our quarterly management fees fluctuate based on the fair value of the non-cash and cash equivalent assets of GECC.  In order to receive incentive fees that are based on net investment income, GECC’s net investment income must exceed a 1.75% quarterly hurdle rate.  We also earn an incentive fee based on GECC’s net capital gains.  We have estimated that our incentive fees earned from GECC are fully collectible.  The investment management agreement defers our right to collect these fees until certain milestones are achieved and these incentive fees are not expected to be collected within the next twelve months and classified as non-current in the accompanying consolidated balance sheet.

Investment Management Costs and Expenses

During the quarter ended December 31, 2017, our investment management business’ costs primarily consisted of payroll and related costs of $1.9 million; professional fees of approximately $0.2 million; facilities and other administrative costs of $0.1 million; and the amortization of intangible assets totaling $0.1 million.  During the six months ended December 31, 2017, our investment management business’ costs primarily consisted of payroll and related costs of $4.5 million of which approximately $1.5 million related to modified and accelerated GP Corp. stock-based compensation charges; professional fees of approximately $0.5 million; facilities and other administrative costs of $0.3 million; and the amortization of intangible assets totaling $0.3 million.

In addition to the operating costs, we recognized interest expense of $0.04 million and $0.1 million for the three and six months ended December 31, 2017 related to the GP Corp. note.

Operating Costs – General Corporate

	For the Three Months Ended December 31,

	2017	2016
Operating costs and expenses:
General and administrative	$1,131	$(1,297)

	For the Six Months Ended December 31,

	2017	2016
Operating costs and expenses:
General and administrative	$3,017	$1,241

For the three and six months ended December 31, 2017, we recognized total general and administrative expenses of approximately $1.1 million and $3.0 million, respectively. Our general corporate operating costs for each quarter primarily consist of professional fees and payroll costs as we continue to diligence asset and business acquisition opportunities.

For the three months ended December 31, 2016, we recognized net reimbursement by GECC of our operating expenses of $1.3 million; and incurred net general and administrative expenses of $1.2 million respectively.   In the three months ended December 31, 2016, GECC reimbursed us $3.0 million for costs incurred in connection with the formation of GECC, its merger with Full Circle Capital Corporation and related matters.  The $3.0 million was expensed during the twelve months ended June 30, 2016.  The formation cost reimbursement is reflected as a reduction of our corporate expenses.  The formation cost reimbursement is the primary difference between general and administrative expenses incurred in the respective comparable periods.

Interest Expense

We incurred interest expense during the three and six months ended December 31, 2017 of approximately $0.04 million and $0.1 million, respectively, from our outstanding GP Corp. note with a principal balance of $3.3 million.  During the three and six months ended December 31, 2016, we incurred significant non-recurring expenses associated with the retirement of our previously outstanding Senior Secured Notes in October 2016.

Dividends

For the three and six months ended December 31, 2017, we received $0.9 million and $1.4 million of dividends, respectively, on our investment in GECC.  We record our pro rata share of such distributions if, as and when declared by GECC’s board of directors.  GECC did not begin distributing its income until December 2016.

Unrealized Loss

We mark-to-market our investment in GECC by reference to the closing price of GECC common stock on Nasdaq (an observable Level 1 valuation input). For the three and six months ended December 31, 2017, we recognized $1.2 million and $1.5 million of unrealized loss, respectively.  We deconsolidated GECC in November 2016 and recognized a net unrealized loss for the period ended December 31, 2016 of approximately $7.0 million.

Discontinued Operations

We did not incur discontinued operating costs through the period ended December 31, 2017.  For the six months ended December 31, 2016, we recognized a net gain from discontinued operations of approximately $2.3 million associated with a one-time litigation settlement, and did not incur material discontinued operations activities for the three months ended December 31, 2016.

Income Taxes

As of December 31, 2017, we had approximately $1.7 billion of NOL carryforwards, with the corresponding deferred tax asset fully reserved for financial reporting purposes, applicable to future Federal income tax, if incurred.  On October 17, 2017, our stockholders extended the transfer restriction in our certificate of incorporation to help preserve tax benefits associated with our NOLs.  In January 2018, upon expiration of our current rights plan, a new rights plan went into effect that will expire on January 29, 2028.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  Among other changes is a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018The Company has provisionally revalued its deferred tax assets as a result of the Tax Act.  As the Company has not yet finalized its calculation of its deferred tax position as of the enactment date, the impact of the tax law change has not been finalized as of December 31, 2017.  Based on the Company’s provisional estimate, the effect of the reduction in the corporate income tax rate was a reduction in deferred tax assets of approximately $248 million with an off-setting adjustment to the valuation allowance.  As of December 31, 2017 and June 30, 2017, the Company had provided a full valuation allowance for all of its federal and state deferred tax assets, therefore the reduction in the federal deferred tax assets resulting from the Tax Act will have no effect on the Company’s consolidated balance sheet or statement of operations as of, for the three and six months ended December 31, 2017.  The Company’s revaluation of its deferred tax asset is subject to further refinement as additional information becomes available and further analysis is completed.

The Company does not believe the other changes resulting from the Tax Act will have a material effect on its current financial position or operations.

Non-GAAP Measurements

The SEC has adopted rules to regulate the use in filings with the SEC, and in public disclosures, of financial measures that are not in accordance with US GAAP, such as EBITDA and adjusted EBITDA, omission of non-recurring or infrequent items, and other omissions of non-cash items whether recurring or non-recurring. These measures are derived from methodologies other than in accordance with US GAAP.

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

For the periods presented, the following tables present our EBITDA and adjusted EBITDA used in evaluating the results of our operations and for the allocation of resources.

	For the Three Months Ended December 31, 2017			For the Three Months Ended December 31, 2016
Dollar amounts in thousands	Investment Management	General Corporate	Total	Investment Management	General Corporate	Total
Net income (loss) - US GAAP	$150	$(1,352)	$(1,202)	$(832)	$(7,302)	$(8,134)
EBITDA:
Net income (loss) - US GAAP	$150	$(1,352)	$(1,202)	$(832)	$(7,302)	$(8,134)
Interest	37	—	37	67	2,583	2,650
Taxes	—	—	—	—	—	—
Depreciation and amortization	133	—	133	1,018	—	1,018
EBITDA:	$320	$(1,352)	$(1,032)	$253	$(4,719)	$(4,466)
Adjusted EBITDA:
EBITDA	$320	$(1,352)	$(1,032)	$253	$(4,719)	$(4,466)
Stock based compensation	719	208	927	317	151	468
Unrealized loss on investment in GECC	—	1,180	1,180	—	7,049	7,049
Non-reimbursable MAST Capital expenses	4	39	43	—	—	—
Re-measurement of warrant liability	—	—	—	—	(11)	(11)
Adjusted EBITDA	$1,043	$75	$1,118	$570	$2,470	$3,040

	For the Six Months Ended December 31, 2017			For the Six Months Ended December 31, 2016
Dollar amounts in thousands	Investment Management	General Corporate	Total	Investment Management	General Corporate	Total
Net loss - US GAAP	$(1,477)	$(3,109)	$(4,586)	$(832)	$(10,717)	$(11,549)
EBITDA:
Net loss - US GAAP	$(1,477)	$(3,109)	$(4,586)	$(832)	$(10,717)	$(11,549)
Interest	135	—	135	67	6,036	6,103
Taxes	—	—	—	—	—	—
Depreciation and amortization	313	—	313	1,018	—	1,018
EBITDA:	$(1,029)	$(3,109)	$(4,138)	$253	$(4,681)	$(4,428)
Adjusted EBITDA:
EBITDA	$(1,029)	$(3,109)	$(4,138)	$253	$(4,681)	$(4,428)
Stock based compensation	2,271	413	2,684	317	333	650
Unrealized loss on investment in GECC	—	1,534	1,534	—	7,049	7,049
Non-reimbursable MAST Capital expenses	281	128	409	—	—	—
Re-measurement of warrant liability	8	—	8	—	(11)	(11)
Adjusted EBITDA	$1,531	$(1,034)	$497	$570	$2,690	$3,260

Liquidity and Capital Resources

Cash Flows

Operating cash flows used in continuing operations for the period ended December 31, 2017 totaled approximately $3.1 million.  The cash used in our continuing operations were primarily the result of increases in receivables from our investment management fees and other related party receivables of $2.9 million and the funding of our operating expenses.

We used an immaterial amount of cash in investing activities related to leasehold improvements at our corporate offices during the period ended December 31, 2017.

During the six months ended December 31, 2017, outstanding warrants were exercised resulting in the receipt of cash proceeds of approximately $4.6 million and the issuance of 1,266,000 shares of our common stock.

Financial Condition

As of December 31, 2017, we had a cash balance of $47.3 million.  We also own 1,966,667 shares of GECC common stock with an estimated fair value of $19.4 million as of December 31, 2017.

We intend to make acquisitions or investments that will likely result in the investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.   See “Risk Factors”.

Also, through December 31, 2017:

▪

we issued 54,733 shares of our common stock in exchange for a warrant that was held by MAST Capital.  We had been marking-to-market such warrant, and as of September 18, 2017, such warrant was cancelled, and the shares issued in settlement thereof are reflected as outstanding shares of our common stock;

▪	we reduced the principal amount of GP Corp.’s note payable to MAST Capital;
▪

we cancelled GECM’s cost sharing agreement with MAST Capital. The cancellation did not result in an accounting charge because we had not accrued expense reimbursements due from MAST Capital after March 31, 2017;

▪	we issued a warrant to purchase 420,000 shares of our common stock at fair market value to MAST Capital;
▪

we issued a warrant to purchase 1,266,000 shares of our common stock at fair market value to Northern Right Capital; the warrant was exercised in October 2017 resulting in approximately $4.6 million in proceeds;

▪	MAST Capital entered into a two-year voting and standstill agreement; and
▪	we modified our employment arrangements with most of GECM’s employees.

As of December 31, 2017, we had a related party note due to MAST Capital totaling $3.3 million that accrues interest at a variable rate of LIBOR plus three percent, as adjusted for each 90-day period (at December 31, 2017 the effective rate was 4.3%) through maturity on November 3, 2026.  The note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The note is secured by the profit sharing agreement between GECM and GP Corp. that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

Off Balance Sheet Obligations

As of December 31, 2017, we did not have any off-balance sheet obligations that were not reflected in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A of our Form 10-K for the fiscal year ended June 30, 2017.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended June 30, 2017, our management concluded that our internal controls over financial reporting were not effective at June 30, 2017. As of that date, our management identified material weaknesses in internal control over financial reporting relating to personnel, the design and operating effectiveness of certain controls and the monitoring of our controls.

We have taken numerous actions to remediate the control deficiencies which contributed to the material weaknesses including engaging an outside consultant to assist us in our remediation efforts, redesign of existing controls, the implementation of new controls and the development of an ongoing control testing plan.  Our management will continue to take steps towards having these and other remediation efforts completed by the time we issue our June 30, 2018 Annual Report on Form 10-K. The material weaknesses will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.

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

None.

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
101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of February 9, 2018.

GREAT ELM CAPITAL GROUP, INC.

/s/ Peter A. Reed
Peter A. Reed
Principal Executive Officer

/s/ John J. Woods
John J. Woods
Principal Financial Officer and Principal Accounting Officer