Form 10-Q
period 2018-03-31
Great Elm Capital Group, Inc.
filed 2018-05-15
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 31, 2018

or

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

As of May 14, 2018, there were 25,467,732 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, “we”, “us”, “our”, “GEC”, the “Company” and terms of similar import refer to Great Elm Capital Group, Inc. and/or its subsidiaries. Our corporate website address is www.greatelmcap.com. The information contained in, or accessible through, our corporate website does not constitute part of this report.

i

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contains forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “could”, “continue”, and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements. These forward‑looking statements involve risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (GECC);
▪	the dividend rate that GECC will pay;
▪	our ability to build and grow our real estate business;
▪	our ability to grow our investment management business;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
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
▪

other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

	March 31,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$44,282	$45,894
Restricted cash	622	—
Management fees receivable - related party	692	549
Related party dividend receivable	163	163
Related party receivable	300	348
Investments, at fair value (cost $30,000)	18,133	20,886
Prepaid and other current assets	354	174
Total current assets	64,546	68,014
Rent receivable, net of current portion (restricted)	46	—
Incentive fees receivable	3,491	2,757
Real estate assets, net	55,868	—
Property and equipment, net	42	41
Identifiable intangible assets, net	9,659	4,102
Right to use assets, net	1,564	1,688
Other assets, net	92	92
Total assets	$135,308	$76,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$221	$52
Accrued liabilities	1,611	1,019
Accrued legal expense	317	164
Accrued compensation	60	214
Lease liability	174	421
Liabilities related to discontinued operations	3,608	3,608
Senior note payable, current portion	1,960	—
Related party note payable, current portion	76	250
Total current liabilities	8,027	5,728
Lease liability, net of current portion	1,507	1,640
Warrant liability	—	186
Senior note payable	50,130	—
Subordinated note payable	5,829	—
Related party note payable	3,224	2,924
Other liabilities	296	—
Total liabilities	69,013	10,478

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000 authorized and zero outstanding	—	—
Common stock, par value $0.001 per share; 350,000,000 shares authorized; and 25,467,732 shares issued and 24,706,115 shares outstanding at March 31, 2018; and 24,258,847 shares issued and 23,200,153 shares outstanding at June 30, 2017	25	23
Additional paid-in-capital	3,302,063	3,293,683
Accumulated deficit	(3,236,039)	(3,227,480)
Total Great Elm Capital Group, Inc.'s stockholders' equity	66,049	66,226
Non-controlling interest	246	(10)
Total stockholders' equity	66,295	66,216
Total liabilities and stockholders' equity	$135,308	$76,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Management and administration fees	$975	$966	$2,766	$1,428
Incentive fees	(1,766)	1,000	735	1,880
Rental income	343	—	343	—
Total revenue	(448)	1,966	3,844	3,308

Operating costs and expenses:
Investment management expenses	1,090	1,658	6,423	2,747
Real estate expenses	21	—	21	—
Amortization and depreciation	249	1,546	562	2,564
General and administrative	1,728	1,436	4,745	2,677
Total operating costs and expenses	3,088	4,640	11,751	7,988
Operating income (loss)	(3,536)	(2,674)	(7,907)	(4,680)
Dividends and interest income	564	490	2,014	816
Unrealized loss on investment in GECC	(1,219)	(570)	(2,753)	(7,619)
Interest expense, net	(225)	(108)	(360)	(6,211)
Other income, net	—	(20)	5	(9)
Loss from continuing operations, before income taxes	(4,416)	(2,882)	(9,001)	(17,703)
Benefit from income taxes	(182)	(85)	(182)	(1,049)
Loss from continuing operations	(4,234)	(2,797)	(8,819)	(16,654)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(155)	—	(155)	2,308
Income (loss) from discontinued operations, net of tax	(155)	—	(155)	2,308
Net loss	$(4,389)	$(2,797)	$(8,974)	$(14,346)
Less: Net income (loss) attributable to non- controlling interest	(28)	(278)	(415)	(444)

Net loss attributable to Great Elm Capital Group, Inc.	$(4,361)	$(2,519)	$(8,559)	$(13,902)

Basic and diluted earnings (loss) per share attributable to Great Elm Capital Group, Inc. from:
Continuing operations	$(0.17)	$(0.11)	$(0.35)	$(1.14)
Discontinued operations	(0.01)	—	(0.01)	0.16
Net loss per share	$(0.18)	$(0.11)	$(0.36)	$(0.98)

Weighted average shares outstanding:
Basic and diluted	24,612	23,187	24,132	14,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017

Net loss	$(4,389)	$(2,797)	$(8,974)	$(14,346)
Loss on foreign currency translation adjustment	—	—	—	—
Total comprehensive loss	(4,389)	(2,797)	(8,974)	(14,346)
Comprehensive income (loss) attributable to non- controlling interest	8	(278)	(379)	(444)
Total comprehensive loss attributable to Great Elm Capital Group	$(4,397)	$(2,519)	$(8,595)	$(13,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Dollar amounts in thousands

	For the Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,974)	$(14,346)
Loss (income) from discontinued operations	155	(2,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562	2,564
Stock-based compensation	3,602	1,219
Unrealized loss on investments at fair value	2,753	7,619
Other non-cash (income) expense, net	55	(36)
Amortization of debt discount, premium and issuance costs	58	2,802
Changes in operating assets and liabilities:
Related party receivables, net	(877)	(3,494)
Prepaid assets, deposits, and other assets	(145)	(121)
Accounts payable and accrued liabilities	(74)	(2,684)
Net cash used in operating activities - continuing operations	(2,885)	(8,785)
Net cash used in operating activities - discontinued operations	(155)	(961)
Net cash used in operating activities	(3,040)	(9,746)
Cash flows from investing activities:
Acquisition of subsidiary	(2,353)	(80)
Deconsolidation of GECC into equity method investment	—	(30,000)
Purchases of property and equipment	(13)	—
Net cash used in investing activities	(2,366)	(30,080)

Cash flows from financing activities:
Principal payment on related party note payable	—	(36,838)
Principal payment on senior note payable	(156)	—
Proceeds from issuance of common stock, gross	4,572	45,000
Payment of equity issuance costs	—	(2,344)
Net cash provided by financing activities	4,416	5,818

Net increase (decrease) in cash, cash equivalents, and restricted cash	(990)	(34,008)
Cash, cash equivalents, and restricted cash at beginning of period	45,894	80,711
Cash, cash equivalents, and restricted cash at end of period	$44,904	$46,703

Cash paid for income taxes	$—	$—
Cash paid for interest	$240	$3,319

Supplemental disclosure of non-cash investing and financing activities:
Issuance of related party note payable in acquisition	$—	$3,424
Warrant liability settled with common stock issuance	$194	$—
Assumption of senior and subordinated notes payable in real estate acquisition	$58,016	$—
Issuance of equity-linked instruments classified as warrant liability	$—	$216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018

1. Nature of Operations

Great Elm Capital Group, Inc. (the Company) is a holding company incorporated in Delaware.  The Company currently has three operating segments: investment management, real estate and general corporate.  The Company is pursuing business development opportunities in investment management, real estate, and other industries.

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

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries; majority-owned subsidiaries; and subsidiaries in which we hold a controlling financial interest as of the financial statement date. In most cases, a controlling financial interest reflects ownership of a majority of the voting interests. We consolidate a variable interest entity (VIE) when we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and we are either obligated to absorb the losses that could potentially be significant to the VIE or we hold the right to receive benefits from the VIE that could potentially be significant to the VIE.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Great Elm Capital Management, Inc. (GECM) and Great Elm FM Acquisition Inc.; and its majority-owned subsidiaries, Great Elm FM Holdings, Inc., GECC GP Corp. (GP Corp.), and CRIC IT Fort Myers LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the Company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

Segments

The Company has three segments: investment management, real estate, and general corporate.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash equivalents consist primarily of money market funds. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

The Company’s restricted cash consists of rental income received in advance and a portion of prior period rental income that is reserved for capital and certain operating expenses in connection with the Company’s real estate assets.

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

Investment Management Revenue

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer.  Investment management revenue primarily consists of fees based on a percentage of assets under management; fees based on the performance of managed assets; and administrative fees; as follows:

Management Fees

Under GECC’s investment management agreement with GECM, the base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets. The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.

Incentive Fees

Incentive fees earned from GECC and the separate accounts managed by GECM are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0%.

Incentive fees are recorded based upon an assumed liquidation of net assets on the reporting date and the distribution of the net proceeds in accordance with the respective investment management agreements.   Incentive fees recorded may be subject to reversal to the extent the amount recorded exceeds the amount due to GECM based on negative investment performance after the reporting date.   Accrued but unpaid incentive fees and deferred incentive fees due from GECC as of the reporting date are recorded in related party investment management fees receivable in the accompanying consolidated balance sheet. Incentive fees realized and collected are not subject to reversal.  As of March 31, 2018 and June 30, 2017, approximately $2.0 million and $1.7 million, respectively, of incentive fees recognized in revenue were subject to reversal.  In March 2018, the Company reversed approximately $2.1 million of incentive fees earned by GECM under the investment management agreement and recognized in revenue in prior periods. Generally speaking, GECM earns 20% of GECC’s pre incentive fee net investment income (NII) in excess of a 7% hurdle under its investment management agreement with GECC.  Payment of this fee is also subject to a total return hurdle as set forth in the investment management agreement.  To the extent that any of such NII is composed of non-cash income, then payment of the incentive fees owed to GECM in respect of such NII is deferred until received by GECC in cash.   GECC’s largest investment, Avanti Communications Group plc (Avanti), has generated significant non-cash income in the form of payment-in-kind (PIK) interest.  In connection with the recent restructuring of Avanti completed on April 26, 2018, GECC’s investment in Avanti’s third lien notes was converted into Avanti common equity.  As a result of this debt-for-equity conversion, we have determined that the accrued incentives fees associated with the portion of such PIK interest generated by the third lien notes cannot at this time be recognized in revenue and must be reversed for prior periods.  Notwithstanding this reversal, such incentives fees remain payable under the investment management agreement (subject to achievement of return hurdles) and will be recognized in revenue to the extent a hypothetical sale of the new common  equity at the market price would result in gross proceeds to GECC in excess of its initial cost basis in the third lien notes.  We can make no assurances that such incentive fees will ultimately be recognized in revenue or as to the timing of any such recognition.

Real Estate Revenue

Rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. Under the terms of the lease, the Company may recover from the tenant certain expenses, including: real estate taxes, insurance and other operating expenses.  The recovery of these expenses is recognized in rental income in the accompanying consolidated statements of operations, in the same periods as the expenses are incurred.  These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

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

Real Estate Expenses

The Company classifies all direct expenses of its real estate segment, including: real estate taxes, insurance, property management fees and other operating expenses in real estate expenses in the accompanying consolidated statements of operations.  Under the terms of the lease, the Company may recover from the tenant certain expenses including; real estate taxes, insurance and other operating expenses; the recovery of these expenses is recognized in rental income in the accompanying consolidated statements of operations, in the same periods as the expense are incurred.

Property, Equipment, and Real Estate Assets

The Company records property and equipment at historical cost and its real estate assets at the estimated fair value on the date of acquisition.  The Company recognizes depreciation in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives, lease length, or productive value.  The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset.  The Company charges expenditures for maintenance and repairs to operations in the periods incurred. Depreciation is recognized using the straight-line method over their estimated useful lives as follows:

Description	Life in Years
Buildings	55
Tenant improvements	12
Site improvements	16
Leasehold improvements	7
Furniture and fixtures	1 to 3

Concentration of Risk and Related Parties

The Company has placed substantially all of its cash with two well established financial institutions, and its cash equivalents consist primarily of money market funds with the same institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in the financial institution where its cash and cash equivalents are concentrated.

The Company’s net investment revenue and receivables from continuing operations for the periods presented were attributable to the management of one investment vehicle, GECC.  GECC is a related party, based on the Company owning approximately 18% of the outstanding common stock of GECC.

The Company’s rental revenue from continuing operations is derived from one tenant.

A portion of the Company’s outstanding debt, the GP Corp. Note, is held by MAST Capital Management LLC (MAST Capital).  Funds affiliated with MAST Capital reported ownership of approximately 7.9% of the outstanding shares of the Company as of March 31, 2018.

Identifiable Intangible Assets

The Company amortizes its identifiable intangible assets over their estimated useful lives using applicable discounted cash flow attribution and straight-line methods.  The Company currently amortizes its identifiable intangible assets over periods ranging from twelve to fifteen years.

Reclassifications

The Company reclassified the prior period presentation by increasing its administrative fee income and expense by $0.4 million and $0.4 million, respectively, for the three and nine months ended March 31, 2017, to conform to the current period presentation adopted for the consolidated statement of operations for the year ended June 30, 2017 and the current periods. These reclassifications did not have an impact on the Company’s previously presented net results of operations.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard. In August 2015, the FASB issued new guidance deferring the effective date of the new revenue recognition standard by one year. The new guidance should be applied for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The core principles include:

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

The Company has evaluated the potential impacts of the new revenue recognition standard and has determined that the recognition of a portion of its investment management incentive fees are to be deferred upon implementation.  As of March 31, 2018, the Company preliminarily estimated approximately $0.4 million of the total incentive fees receivable that if not collected prior to the first quarter of its 2019 fiscal year, will be retroactively adjusted upon adoption of the new revenue standard.  The Company is continuing to evaluate the new guidance for any other impacts adoption may have on the Company’s consolidated financial position, results of operations, and cash flows.

In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance should be applied for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period using a modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. However, changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively. Early application is permitted. This amended guidance is not expected to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued amended guidance on classification and presentation of restricted cash on the statement of cash flows. Under the new guidance, reporting entities are required to explain the changes in the combined total of restricted and unrestricted balances in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents (hereinafter referred to as “restricted cash”) should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Reporting entities will also be required to disclose how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. The new guidance should be applied for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period using a retrospective transition method to each period presented. Early application is permitted. The Company began to apply this guidance in March 2018.

3. Investments, at Fair Value

The Company owns approximately 18% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

During the three and nine months ended March 31, 2018, the Company recorded an unrealized loss of $1.2 million and $2.8 million, respectively, on the fair value of its investment in GECC. For the three and nine months ended March 31, 2017, the Company recognized a net unrealized loss on its investment in GECC of $0.6 million and $7.6 million, respectively.

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

5. Real Estate Asset Acquisition

In March 2018, through its majority-owned subsidiary, Great Elm FM Holdings, the Company acquired an 80.1% interest in CRIC IT Fort Myers LLC (Property Owner) and a 19.9% interest was issued to the prior owner.  The Property Owner owns a fee simple interest in two Class A office buildings, Gartner I and Gartner II, situated on 17 acres of land in Fort Myers, FL (collectively, Property).  The Property Owner’s business activities are limited to the leases associated with the Property and under the terms of its borrowing arrangements the Property Owner has significant limitations on its business operations that essentially limit its activities to holding and leasing the Property.

To acquire its interest in the Property Owner, the Company paid a cash purchase price of approximately $2.7 million, incurred transaction costs of approximately $0.3 million, and issued a 19.9% non-controlling interest in the Property Owner valued at $0.7 million.  The transaction was an asset acquisition as substantially all of the value of the acquired assets related to the Property.  The Property Owner had two notes issued with a fair value of approximately $58 million.  See Note 11 – Borrowings.

The following table summarizes the acquisition cost and the allocation to the assets acquired and liabilities assumed based on the relative fair values on the date of acquisition (in thousands):

Amount
Cash consideration	$2,700
Cash and restricted cash acquired	(606)
Transaction costs	261
Non-controlling interests	671
Total consideration, net of cash and restricted cash acquired	$3,026

Buildings	$43,276
Land and site improvements	9,170
In-place lease intangible asset	6,028
Tenant improvements	3,500
Other assets	35
Senior note payable assumed	(52,227)
Subordinated note payable assumed	(5,789)
Deferred tax liability	(478)
Other liabilities assumed	(489)
Non-controlling interests	(671)
Net assets acquired	$2,355

The assigned values were based on the relative fair value of the net acquired assets. The valuation of the Property considered both an income and cost approach to determine the fair value of the buildings, leasehold improvements, land, and site improvements. The value of the in-place lease intangible was based on an income approach that considered the value of the lease to the Company. These valuations included significant non observable inputs to the valuation model and therefore were level 3 fair value measurement in the fair value hierarchy.  The assumed debt obligations were valued using an income method considering market interest rates for similar instruments, which is a level 2 fair value measurement.

In connection with the acquisition, the acquired tax basis differed from the assigned book basis and the simultaneous equation method was used to assign the value of the asset and the related deferred tax liability. The reduction of the valuation allowance of the Company of $0.2 million directly attributable to the transaction was recognized as a benefit to the income tax provision in the three months ended March 31, 2018.

Lease Information

The Property is fully leased, on a triple net basis, to Gartner, Inc. (Gartner) until March 31, 2030, which may be extended in accordance with the terms of the lease.  The Gartner I lease contains two five-year extensions and the Gartner II lease contains three five-year extensions (the Leases).  Under the terms of the Leases, the renewal rates are equal to 95% of the then fair market rent, and the tenant does not have a purchase option at the end of the lease term.  The lease requires Gartner to make a base monthly lease payment of approximately $0.4 million as calculated on a straight line basis over the remaining expected lease term plus additional rent payments for additional costs.  The Property is subject to mortgage, security agreement, and assignment of leases and rents with the senior and subordinated lenders, which is further described in Note 11. The Property Owner has assigned all rights, title, and interest in and to the Property and the Leases to the senior and subordinated lenders and all amounts received are paid to a trust which funds the operating costs associated with the Property. The Company does not have rights to these rent payments while the borrowings remain outstanding.

The following table summarizes the base monthly rents for the remaining lease term (in thousands):

Year	Base Rent Payments
2018 (Q4 payments only)	$999
2019	4,030
2020	4,120
2021	4,213
2022	4,312
2023	4,420
Thereafter	33,203
Total base rent	$55,297

6. Fixed Assets

The Company’s fixed assets consist of its revenue-producing real estate assets and furniture, fixtures, and leasehold improvements used in its corporate operations.  The following table details the Company’s fixed assets (in thousands, except useful lives):

	As of March 31, 2018	As of June 30, 2017	Weighted Average Useful Life (in years)

Buildings	$43,276	$—	55
Tenant improvements	3,500	—	12
Land	7,121	—	n/a
Site improvements	2,049	—	16
Leasehold improvements	45	31	7
Furniture and fixtures	26	26	2
Fixed assets, gross	56,017	57
Accumulated depreciation	(107)	(16)
Fixed assets, net	$55,910	$41

The Company recognized total depreciation expense of $0.08 million and $0.09 million for the three and nine months ended March 31, 2018, respectively.  The Company incurred immaterial depreciation expense for the three and nine months ended March 31, 2017.

7. Related Party Transactions (not disclosed elsewhere)

The Company’s wholly-owned subsidiary, GECM, manages GECC’s investment portfolio.  The Company owns approximately 18% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.  All of the Company’s investment management and administrative fee revenue for the periods presented was generated from the management and administration of GECC.

	As of and for the three
In Thousands	months ended March 31,
	2018	2017
Investment in GECC
Unrealized loss on investment in GECC recorded in the period	$(1,219)	$(570)
GECC dividends recorded in the period	$490	$490

Management of GECC
Investment management fees earned in the period	$(1,074)	$1,582
GECC administration fees earned in the period	$283	$384
GECC administration expenses incurred in the period	$(283)	$(384)
Net receivable due from GECC at the end of the period	$4,646	$3,436

Profit Sharing with GP Corp.
GP Corp. Note balance at the end of the period	$3,300	$3,424
GP Corp. Note interest incurred in the period	$(39)	$(108)
GP Corp. net loss attributable to Great Elm Capital Group, Inc.	$(139)	$(1,298)

	As of and for the nine
In Thousands	months ended March 31,
	2018	2017
Investment in GECC
Unrealized loss on investment in GECC recorded in the period	$(2,753)	$(7,619)
GECC dividends recorded in the period	$1,862	$816

Management of GECC
Reimbursement of GECC formation expenses for the period	$—	$2,989
Investment management fees for the period	$2,585	$2,862
GECC administrative fees earned in the period	$916	$446
GECC administrative expenses incurred during the period	$(916)	$(446)
Net receivable due from GECC at the end of the period	$4,646	$3,436

Profit Sharing with GP Corp.
GP Corp. Note balance at the end of the period	$3,300	$3,424
GP Corp. Note interest incurred in the period	$(173)	$(175)
GP Corp. net loss attributable to Great Elm Capital Group, Inc.	$(1,690)	$(1,964)

For the nine months ended March 31, 2018, the Company received cash proceeds totaling $4.6 million from the exercise of 1,266,000 warrants by a designee of Northern Right Capital.  Matthew A. Drapkin, a member of the Company’s board of directors, is the Chief Executive Officer of Northern Right Capital.

8. Stockholders’ Equity

Stock Compensation

Performance Shares (Restricted Stock Awards)

During the nine months ended March 31, 2018, the Company granted 57,416 restricted stock awards that carry both performance and service conditions to vest with an estimated grant date fair value of approximately $0.2 million.  As of March 31, 2018, the Company had 761,617 restricted stock awards that carry both performance and service conditions to vest.  The awards vest over a five-year service period, with the first twenty percent of the award vesting on the first anniversary of the grant, and the remaining award vesting quarterly through November 3, 2021.  In addition, the restricted stock awards are subject to pro-rated forfeiture based on the collection of cumulative fees under the GECC investment management agreement of at least $40 million for the five-year period ended November 3, 2021.

The Company estimates the performance condition is probable of being achieved.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  During the nine months ended March 31, 2018, 256,808 restricted stock awards were forfeited.  All previously recognized compensation cost associated with the forfeiture during the period, totaling $0.5 million, was reversed.

Additionally, in September 2017, the Company modified all of the outstanding restricted stock awards to include a change in control acceleration event.  This modification did not result in the recognition of an additional compensation cost.

For the three and nine months ended March 31, 2018, the Company recognized compensation cost totaling $0.4 million and $0.8 million, respectively, associated with the performance-based awards.  For the three and nine-month periods ended March 31, 2017, the Company recognized compensation cost totaling $0.5 million and $0.8 million, respectively.

The following table summarizes the Company’s restricted stock award activity as of and through March 31, 2018 (in thousands, except per share amounts):

		Weighted
		Average
	Restricted	Grant Date
Restricted Stock Awards and Units	Stock	Fair Value
Outstanding at June 30, 2017	1,147	$3.88
Granted	75	3.57
Vested	(185)	3.55
Forfeited	(257)	3.95
Outstanding at March 31, 2018	780	$3.91

Stock Options

During the nine months ended March 31, 2018, the Company issued 2,082,736 stock options with an estimated grant date fair value of $4.1 million.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  The assumptions used to value the stock options granted during the nine-months ended March 31, 2018 consisted of:  expected volatilities between 60.8 to 63.4%; no expected dividend yields; risk-free rates between 1.5 and 2.5%; and expected terms between 3 and 6.5 years.

The following table summarizes the Company’s option award activity as of and through March 31, 2018 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2017	722	$7.46
Options granted	2,083	3.60
Exercised	—	—
Forfeited, cancelled or expired	(128)	10.45
Outstanding at March 31, 2018	2,677	$4.31	7.69	$958
Exercisable at March 31, 2018	864	5.83	6.30	213
Vested and expected to vest as of March 31, 2018	2,677	$4.31	7.69	$958

During the three months and nine months ended March 31, 2018, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.9 million and $3.6 million, respectively. During the three months and nine months ended March 31, 2017, the Company recognized total stock based compensation associated with all restricted stock and stock options of $0.6 million and $1.3 million, respectively.

As of March 31, 2018, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $4.5 million.

GP Corp. Stock - Non-Controlling Interest

In September 2017, the Company eliminated the vesting provisions and removed the call rights for the GP Corp. stock owned by employees of the Company.  As a result of the elimination, the Company recognized stock-based compensation expense of $1.5 million for the nine months ended March 31, 2018, equal to the estimated fair value of the non-controlling interest held by our employees in GP Corp.

Other Equity Transactions

Warrants

During the nine months ended March 31, 2018, the Company issued warrants to purchase 1,686,000 shares of common stock with an estimated grant date fair value of $0.05 million.  The exercise price of the warrants is variable and based on the average of quoted market prices for the ten days preceding notice of exercise.  The Company utilized a Monte-Carlo simulation model to estimate the fair value of its equity-classified warrant issuances.

The following table illustrates the Company’s warrant activity as of and through March 31, 2018 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Warrants	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at June 30, 2017	55	$0.01
Granted	1,686	3.60
Exercised	(1,266)	3.60
Forfeited, cancelled or expired	(55)	0.01
Outstanding at March 31, 2018	420	$4.00	1.47	$—
Exercisable and vested at March 31, 2018	420	$4.00	1.47	$—

During the nine months ended March 31, 2018, the Company received cash proceeds totaling $4.6 million from the exercise of 1,266,000 warrants by a designee of Northern Right Capital.  Matthew A. Drapkin, a member of the Company’s board of directors, is the Chief Executive Officer of Northern Right Capital.

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

	March 31, 2018	June 30, 2017
Beginning of period	$186	$—
Aggregate fair value of warrant issued	—	216
Re-measurement of warrant liability loss (gain)	8	(30)
Settlement	(194)	—
End of period	$—	$186

9. Lessee Operating Leases

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

As of March 31, 2018, the Company had a remaining right lease liability of approximately $1.7 million related to its current office space.

10. Segment Information

The Company allocates resources based on three operating segments: investment management, real estate and general corporate.  Prior to the acquisition of the investment management business in November 2016, the Company viewed all of its operations as a single integrated business.

The following table illustrates the segment information (in thousands):

	For the Three Months Ended March 31, 2018				For the Three Months Ended March 31, 2017
	Investment Management	Real Estate	General Corporate	Total	Investment Management	Real Estate	General Corporate	Total
Revenue:
Total revenue	$(791)	$343	$—	$(448)	$1,966	$—	$—	$1,966

Operating costs and expenses:
General and administrative	$1,090	$21	$1,728	$2,839	$1,658	$—	$1,436	$3,094
Amortization and depreciation	136	113	—	249	1,546	—	—	1,546
Total operating expenses	$1,226	$134	$1,728	$3,088	$3,204	$—	$1,436	$4,640

Other income (expense):
Total other expense, net	$(39)	$(186)	$(655)	$(880)	$(108)	$—	$(100)	$(208)

Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(2,056)	$23	$(2,383)	$(4,416)	$(1,346)	$—	$(1,536)	$(2,882)

	For the Nine Months Ended March 31, 2018				For the Nine Months Ended March 31, 2017
	Investment Management	Real Estate	General Corporate	Total	Investment Management	Real Estate	General Corporate	Total
Revenue:
Total revenue	$3,501	$343	$—	$3,844	$3,308	$—	$—	$3,308

Operating costs and expenses:
General and administrative	$6,423	$21	$4,745	$11,189	$2,747	$—	$2,677	$5,424
Amortization and depreciation	449	113	—	562	2,564	—	—	2,564
Total operating expenses	$6,872	$134	$4,745	$11,751	$5,311	$—	$2,677	$7,988

Other expense:
Total other expense, net	$(161)	$(186)	$(747)	$(1,094)	$(175)	$—	$(12,848)	$(13,023)

Operating loss:
Total pre-tax income (loss) from continuing operations	$(3,532)	$23	$(5,492)	$(9,001)	$(2,178)	$—	$(15,525)	$(17,703)

The Company’s investment management and real estate segments include identifiable intangible assets.  The following tables provide detail associated with the Company’s identifiable intangible assets (dollar amounts in thousands):

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Investment management agreement	$3,900	$(671)	$3,229	15
Assembled workforce	526	(90)	436	15
In-place lease	6,028	(34)	5,994	12
Total	$10,454	$(795)	$9,659

Aggregate Amortization Expense:	2018	2017
For the three months ended March 31,	$169	$1,522
For the nine months ended March 31,	$472	$2,536

Estimated Amortization Expense:
For the quarter ended June 30, 2018	$259
For the year ended June 30, 2019	1,120
For the year ended June 30, 2020	1,098
For the year ended June 30, 2021	955
For the year ended June 30, 2022	881

11. Borrowings

GP Corp. Note

The GP Corp. Note was issued in November 2016 with a maximum principal balance of $10.8 million and a carrying value of approximately $3.2 million which approximated its fair value.  In September 2017, in conjunction with the Separation Agreement, the GP Corp. Note was amended and restated to reduce the maximum principal balance payable under the note from $10.8 million to $3.3 million.

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

The GP Corp. Note is held by MAST Capital, matures in November 2026, accrues interest at a variable rate of LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.   The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

The GP Corp. Note is non-recourse to any of the Company’s operations or net assets not related to GECM’s management services to GECC.  The GP Corp. Note may be prepaid at par value at any time with prior written notice to the holders of the GP Corp. Note.  Additionally, GP Corp. is required to prepay the GP Corp. Note upon certain material liquidation transactions.

Senior and Subordinated Notes

In March 2018, in conjunction with the acquisition of an 80.1% interest in CRIC IT Fort Myers LLC, the Company assumed a senior secured note (Senior Note) with a principal balance of $54.8 million and a subordinated note (Subordinated Note) with a principal balance of $2.7 million at the date of the acquisition.  The Senior Note was recorded at an estimated fair value of $52.2 million, reflecting a discount of $2.6 million from the face amount; and the Subordinated Note was recorded at $5.8 million, reflecting a premium of $3.1 million.  The discount and premium will amortize over the life of the notes.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the Leases, and the stock owned by the Company in the Property Owner.

The note agreements include negative covenants that restrict the Property Owner’s business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property. Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the Lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes, or performing any material obligations under the note and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.

The Senior Note matures on March 15, 2030, and accrues interest at a rate of 3.49% per annum, and is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents.  The Senior Note requires monthly principal and interest payments through the maturity date, with the last payment of $18.4 million on March 14, 2030.  The principal and interest due on the Senior Note may be prepaid at the option of the Borrower, discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

The following table summarizes the obligations due under the terms of the Senior Note (in thousands):

Year	Senior Debt Principal
2018 (Q4 Payments)	$481
2019	1,999
2020	2,159
2021	2,326
2022	2,507
2023	2,701
Thereafter	42,469
Total principal	$54,642
Debt discount	(2,552)
Total principal, net	52,090
Less current portion	(1,960)
Total principal, net of current portion	$50,130

The Subordinated Note matures on March 15, 2030, and accrues interest at a rate 15.0% per annum, and is secured by a second lien mortgage on the Property and an Assignment of Leases and Rents.  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  Accordingly, $16.3 million payment is due on March 15, 2030. The principal and interest due on the Subordinate Note may be prepaid at the option of the Borrower, discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

The following table summarizes the capital appreciation and obligations due under the terms of the Subordinated Note (in thousands):

Year	Subordinated Debt Capital Appreciation
Future scheduled in-kind interest	$13,550
Balance as of March 31, 2018	5,829
Less: Premium	(3,109)
Total subordinated debt due at Maturity on March 15, 2030	$16,270

For the three and nine months ended March 31, 2018, the Company incurred interest expense of approximately $ 0.2 million and $0.4 million respectively, related to all outstanding debt instruments.  During the three and nine months ended March 31, 2017, the Company recognized interest expense of approximately $0.1 million and $6.2 million, respectively, associated with its previously outstanding Senior Secured Notes Payable held by affiliates of MAST Capital that were retired in October 2016.

12. Income Tax

As of March 31, 2018, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.7 billion and $217 million, respectively. The federal and state NOL carryforwards will expire from 2018 through 2037.

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law.  Among other changes is a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company has provisionally revalued its deferred tax assets as a result of the Tax Act.  As the Company has not yet finalized its calculation of its deferred tax position as of the enactment date, the impact of the tax law change has not been finalized as of March 31, 2018.  Based on the Company’s provisional estimate, the effect of the reduction in the corporate income tax rate resulted in a reduction in deferred tax assets of approximately $248 million and an off-setting adjustment to the valuation allowance.  As of March 31, 2018 and June 30, 2017, the Company had provided a full valuation allowance for all of its federal and state deferred tax assets, therefore the reduction in the federal deferred tax assets resulting from the Tax Act had no effect on the Company’s consolidated balance sheet or statements of operations as of, and for the three and nine months ended March 31, 2018.  The Company did not record any adjustments to its revaluation in the three months ending March 31, 2018.  The Company’s revaluation of its deferred tax assets is subject to further refinement as additional information becomes available and further analysis is completed.

For the three and nine months ended March 31, 2018, the Company has recorded an income tax benefit of $0.2 million due to the income tax benefit related to the reversal of our valuation allowance as a result of deferred tax liabilities acquired as part of our March 2018 Real Estate Asset Acquisition that provided sources of taxable income to recover our existing deferred tax assets (see Note 5 for further discussion).

13. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  In our 2017 fiscal year, we started a new business — investment management.  In March 2018, we started our real estate business through the acquisition of an 80.1% interest in two Class A office buildings situated on 17 acres of land in Fort Myers, Florida.

We currently manage Great Elm Capital Corp. (GECC), a business development company (BDC) as defined under the Investment Company Act of 1940, as amended.  Through our management of GECC, we earn management and administrative fees, and have the opportunity to earn incentive fees based upon achieving performance targets.  We also own approximately 18% of the outstanding shares of common stock of GECC, which generated approximately $1.9 million in dividends and approximately $2.8 million of mark-to-market losses for the nine months ended March 31, 2018.  In addition to GECC, we also manage three separate accounts for an institutional investor totaling approximately $33 million (par value).

In March 2018, through its majority-owned subsidiary, Great Elm FM Holdings Inc., the Company acquired an 80.1% interest in CRIC IT Fort Myers LLC (Property Owner).  The Property Owner owns a fee simple interest in two Class A office buildings (Gartner I and Gartner II) totaling 257,000 square feet and situated on 17 acres of land in Fort Myers, Florida (collectively, Property).  The Property is fully leased, on a triple net basis, to Gartner, Inc. (Gartner) until March 31, 2030, which may be extended in accordance with the terms of the lease.  The Gartner I lease contains two five-year extensions and the Gartner II lease contains three five-year extensions. The lease term calls for Gartner to make base monthly lease payments of approximately $0.4 million as calculated on a straight line basis over the remaining expected lease term.  We estimate that such payments will generate $5.7 million of revenue and $0.2 million of net income over the first year of the lease and $70 million of revenue and $5.4 million of net income over the remaining non-cancellable lease term.  Including the tax benefit recognized in connection with the transaction, we estimate that net income generated over the first year of the lease and over the remaining non-cancellable lease term to be $0.4 million and $5.5 million respectively.

We continue to explore other opportunities in the investment management and real estate sectors, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital.  As of the date of this report, we have not entered into any firm commitments to make additional acquisitions or investments in any of these areas.

As of March 31, 2018, we had $1.7 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the period ended March 31, 2018, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as it relates to recurring transactions.

The non-recurring transactions in the period ended March 31, 2018 requiring management judgment and estimation are as follows:

Debt Modification.  As of June 30, 2017, our subsidiary GECC GP Corp. (GP Corp.) had issued a note payable that carried a maximum payout obligation of approximately $10.8 million, exclusive of interest (GP Corp. Note).  The parties agreed to restate the GP Corp. Note payable to have a principal obligation of $3.3 million, bearing interest at LIBOR plus 3.0%.  As a result of the transaction, we recorded the fair value of the note on our balance sheet, which approximated the aggregate carrying amount.

GP Corp. Stock Subscription Agreement Modification.  In September 2017, we eliminated the vesting provisions and removed the call rights for the GP Corp. stock owned by employees of the Company.  As a result of the elimination, we recognized stock-based compensation expense of $1.5 million in the period ended March 31, 2018 equal to the estimated fair value of the non-controlling interest held by our employees in GP Corp.

Real Estate Acquisition.  In March 2018, through its majority-owned subsidiary, Great Elm FM Holdings, the Company acquired an 80.1% interest in CRIC IT Fort Myers LLC (Property Owner) and a 19.9% interest was issued to the prior owner.

Results of Operations

The following discussion is reflective of our investment management and real estate businesses that commenced operations in November 2016 and March 2018, respectively.  Correspondingly, our results of operations for the three and nine month periods ended March 31, 2018 are not comparable to the same periods ended March 31, 2017.

Investment Management Business

The key metrics of our investment management business are:

▪	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based
▪	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA – which are (non-GAAP) measurements of our investment management operations
▪	Dividends and GECC share price ― which determine the return on our investment in GECC shares

The following table provides the results of our investment management business for the periods ended March 31 2018 and 2017.  We began to operate the investment management business in November 2016:

	For the Three Months ended March 31,
Dollar amounts in thousands	2018	2017	Percent Change
Revenue:
Management and administration fees	$975	$966	1%
Incentive fees (1)	(1,766)	1,000	-277%
Total revenue	$(791)	$1,966	—
Operating costs and expenses:
General and administrative	313	1,006	-69%
Payroll and related	777	652	19%
Depreciation and amortization	136	1,546	-91%
Total investment management operating expenses	$1,226	$3,204	—

(1)	March 31, 2018 amount includes the reversal of prior period incentive fees of approximately $2.1 million.

	For the Nine Months ended March 31,
Dollar amounts in thousands	2018	2017	Percent Change
Revenue:
Management and administration fees	$2,766	$1,428	94%
Incentive fees (1)	735	1,880	-61%
Total revenue	$3,501	$3,308	—
Operating costs and expenses:
General and administrative (2)	1,122	1,403	-20%
GP Corp. modified and accelerated stock-based compensation costs	1,465	—	100%
Payroll and related (3)	3,836	1,344	185%
Depreciation and amortization	449	2,564	-82%
Total investment management operating expenses	$6,872	$5,311	—

(1)	March 31, 2018 amount includes approximately $0.7 million of non-current incentive fees, net of the reversal of approximately $2.1 million of incentive fees
(2)	March 31, 2018 amount includes approximately $0.2 million of MAST Capital non-reimbursable related general and administrative expenses.
(3)	March 31,2018 amount includes MAST Capital net payroll related cost reductions, primarily associated with stock-based compensation forfeitures, of approximately $0.4 million.

See “Non-GAAP Measurements” below.

Investment Management Revenue

For the three months ended March 31, 2018, we recognized $0.7 million of management fees; $0.3 million in administration fees and a net ($1.8) million of incentive fees.  The ($1.8) million of incentive fees includes $0.3 million of incentive fees recognized and the reversal of $2.1 million of incentive fees earned by GECM under the investment management agreement and recognized in revenue in prior periods. Generally speaking, GECM earns 20% of GECC’s pre incentive fee net investment income (NII) in excess of a 7% hurdle under its investment management agreement with GECC.  Payment of this fee is also subject to a total return hurdle as set forth in the investment management agreement.  To the extent that any of such NII is composed of non-cash income, then payment of the incentive fees owed to GECM in respect of such NII is deferred until received by GECC in cash.   GECC’s largest investment, Avanti Communications Group plc (Avanti), has generated significant non-cash income in the form of payment-in-kind (PIK) interest.  In connection with the recent restructuring of Avanti completed on April 26, 2018, GECC’s investment in Avanti’s third lien notes was converted into Avanti common equity.  As a result of this debt-for-equity conversion, we have determined that the accrued incentives fees associated with such PIK interest generated by the third lien notes cannot at this time be recognized in revenue and must be reversed for prior periods.  Notwithstanding this reversal, such incentives fees remain payable under the investment management agreement (subject to achievement of the return hurdles) and will be recognized in revenue to the extent a hypothetical sale of the new common equity at the market price would result in gross proceeds to GECC in excess of its initial cost basis in the third lien notes.  We can make no assurances that such incentive fees will ultimately be recognized in revenue or as to the timing of any such recognition.

For the nine months ended March 31, 2018, we recognized $1.9 million of management fees; $0.9 million in administrative fees; and a net $0.7 million of incentive fees. The decrease from the three month period ended March 31, 2017 primarily resulted from the reversal of prior period incentive fees, offset by an increase in assets under management.  The increase from the nine months ended March 31, 2017 primarily resulting from an increase in assets under management offset by the reversal of prior period incentive fees. In addition, our investment management business commenced in November 2016.

Our management fees earned fluctuate based on the fair value of the assets that we manage, subject to provisions of the respective investment management agreements.  Incentive fees earned on the performance of assets that we manage are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high water marks, in accordance with the terms of the respective investment management agreements.  We have estimated that our incentive fees earned and due from GECC as of March 31, 2018 are fully collectible.  The investment management agreement with GECC defers our right to collect these fees until certain milestones are achieved and these incentive fees are not expected to be collected within the next 12 months and are classified as non-current in the accompanying consolidated balance sheet.

Investment Management Costs and Expenses

During the three months ended March 31, 2018, our investment management business’ costs primarily consisted of payroll and related costs of $0.8 million; professional fees of approximately $0.2 million; facilities and other administrative costs of $0.1 million; and the amortization of intangible assets totaling $0.1 million.  During the nine months ended March 31, 2018, our investment management business’ costs primarily consisted of payroll and related costs of $5.3 million, of which approximately $1.5 million related to modified and accelerated GP Corp. stock-based compensation charges; professional fees of approximately $0.7 million; facilities and other administrative costs of $0.4 million; and the amortization of intangible assets totaling $0.4 million.

In addition to the operating costs, we recognized interest expense of $0.04 million and $0.2 million for the three and nine months ended March 31, 2018, respectively, related to the GP Corp. Note.

Real Estate Business

The following table provides the results of our real estate business for the periods ended March 31, 2017 and 2018.  We began to operate the real estate business in March 2018:

Dollar amounts in thousands	For the Three and Nine Months ended March 31, 2018
Revenue:
Rental income	$343
Operating costs and expenses:
Management fees and other real estate expenses	21
Depreciation and amortization	113
Total real estate operating expenses	$134

Real Estate Revenue

For the three and nine months ended March 31, 2018, we recognized $0.4 million of rental income in connection with our newly acquired Class A office buildings in Fort Myers, Florida.  We commenced our real estate business in March 2018.

Real Estate Costs and Expenses

During the three and nine months ended March 31, 2018, our real estate business’ costs primarily consisted of management fees and state sales tax expense of $0.02 million; depreciation of $0.08 million and the amortization of intangible assets totaling $0.03 million

In addition to the operating costs, we recognized interest expense of $0.16 million and $0.02 million in net amortization of discount and premium for the three months ended March 31, 2018 related to the Senior Note and Subordinated Note (each as defined herein; see “Note 11-Borrowings” in the “Notes to Condensed and Consolidated Financial Statements (Unaudited).

Operating Costs – General Corporate

	For the Three Months Ended March 31,
	2018	2017
Operating costs and expenses:
General and administrative	$1,728	$1,436

	For the Nine Months Ended March 31,
	2018	2017
Operating costs and expenses:
General and administrative	$4,745	$2,677

For the three and nine months ended March 31, 2018, we recognized total general and administrative expenses of approximately $1.7 million and $4.7 million, respectively. Our general corporate operating costs for each quarter primarily consist of professional fees and payroll costs as we continue to diligence asset and business acquisition opportunities.  For the three and nine months ended March 31, 2018, professional fees in relation to the diligence of opportunities were $0.7 million and $0.7 million, respectively.

In the nine months ended March 31, 2017, GECC reimbursed us $3.0 million for costs incurred in connection with the formation of GECC, its merger with Full Circle Capital Corporation and related matters.  The $3.0 million was expensed during the 12 months ended June 30, 2016.  The formation cost reimbursement is reflected as a reduction of our corporate expenses.  The formation cost reimbursement is the primary difference between general and administrative expenses incurred in the respective comparable periods.

Interest Expense

We incurred interest expense during the three and nine months ended March 31, 2018 of approximately $0.2 million and $0.4 million, respectively, from our outstanding Senior Note, Subordinated Note, and GP Corp. Note.  For the three months ended March 31, 2017 we incurred interest of approximately $0.1 million from the GP Corp. Note.  During the nine months ended March 31, 2017, we incurred significant non-recurring interest expenses associated with the retirement of our previously outstanding senior secured notes in October 2016.

Dividends

For the three and nine months ended March 31, 2018, we received $0.5 million and $1.9 million of dividends, respectively, on our investment in GECC.  We record our pro rata share of such distributions if, as and when declared by GECC’s board of directors.  GECC did not begin distributing its income until December 2016.

Unrealized Loss

We mark-to-market our investment in GECC by reference to the closing price of GECC common stock on Nasdaq (an observable Level 1 valuation input). For the three and nine months ended March 31, 2018, we recognized $1.2 million and $2.8 million of unrealized loss, respectively.  We deconsolidated GECC in November 2016 and recognized a net unrealized loss for the period ended March 31, 2017 of approximately $7.6 million.

Discontinued Operations

On April 6, 2016, we entered into a purchase and sale agreement with Optis providing for the sale of the entities that conducted our patent licensing business (the Divestiture).  The Divestiture was completed on June 30, 2016.

In the Divestiture, we received $34.2 million in gross cash proceeds, inclusive of reimbursement of $4.2 million of agreed upon expenses, and may be entitled to up to an additional $10 million cash payment on June 30, 2018. Optis has claimed that it has losses indemnifiable under the purchase and sale agreement in excess of the $10 million contractual payment due on June 30, 2018.  As a result, we have not recognized any portion of the $10 million in the accompanying consolidated financial statements for the periods presented. Activity related to our legacy patent business is reflected in our financial statements as discontinued operations.

We incurred discontinued operating costs of approximately $0.2 million through the nine month period ended March 31, 2018 related to the representations and warranties associated with the disposal of our legacy patent licensing business.  For the nine months ended March 31, 2017, we recognized a net gain from discontinued operations of approximately $2.3 million associated with a one-time litigation settlement.

Income Taxes

As of March 31, 2018, we had approximately $1.7 billion of NOL carryforwards, with the corresponding deferred tax asset fully reserved for financial reporting purposes, applicable to future Federal income tax, if incurred.  On October 17, 2017, our stockholders extended the transfer restriction in our certificate of incorporation to help preserve tax benefits associated with our NOLs.  In January 2018, upon expiration of our current rights plan, a new rights plan went into effect that will expire on January 29, 2028.

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law.  Among other changes resulting from the Tax Act is a reduction in the Federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company has provisionally revalued its deferred tax assets as a result of the Tax Act.  As the Company has not yet finalized its calculation of its deferred tax position as of the enactment date, the impact of the tax law change has not been finalized as of March 31, 2018.  Based on the Company’s provisional estimate, the effect of the reduction in the corporate income tax rate was a reduction in deferred tax assets of approximately $248 million with an off-setting adjustment to the valuation allowance.  As of March 31, 2018 and June 30, 2017, the Company had provided a full valuation allowance for all of its Federal and state deferred tax assets, therefore the reduction in the Federal deferred tax assets resulting from the Tax Act will have no effect on the Company’s consolidated balance sheet or statement of operations as of, and for the three and nine months ended March 31, 2018.  The Company did not record any adjustments to its revaluation in the three months ending March 31, 2018.  The Company’s revaluation of its deferred tax asset is subject to further refinement as additional information becomes available and further analysis is completed.

The Company does not believe the other changes resulting from the Tax Act will have a material effect on its current financial position or operations.

For the three and nine months ended March 31, 2018, the Company has recorded an income tax benefit of $0.2 million due to the income tax benefit related to the reversal of our valuation allowance as a result of deferred tax liabilities acquired as part of our March 2018 Real Estate Asset Acquisition that provided additional sources of taxable income to recover our existing deferred tax assets (see Note 5 for further discussion).

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

We believe that EBITDA, the non-cash adjustments listed below and adjusted EBITDA, are important measures in addition to US GAAP segment results to be used in evaluating our businesses. In addition, our management reviews EBITDA and adjusted EBITDA as they evaluate acquisition opportunities.

These Non-GAAP measurements have limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under US GAAP. Some of these limitations are:

▪	this measure does not reflect changes in, or cash requirements for, our working capital needs;
▪	this measure does not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
▪	this measure does not reflect historical cash expenditures or future requirements for expenditures or contractual commitments; and
▪	the recognition of impairment and similar non-cash charges.

For the periods presented, the following tables present our EBITDA and adjusted EBITDA used in evaluating the results of our operations and for the allocation of resources.

	For the Three Months Ended March 31, 2018				For the Three Months Ended March 31, 2017
Dollar amounts in thousands	Investment Management	Real Estate	General Corporate	Total	Investment Management	Real Estate	General Corporate	Total
Net income (loss) - US GAAP	$(2,056)	$23	$(2,356)	$(4,389)	$(1,346)	$—	$(1,451)	$(2,797)
EBITDA:
Net income (loss) - US GAAP	$(2,056)	$23	$(2,356)	$(4,389)	$(1,346)	$—	$(1,451)	$(2,797)
Interest	39	186	—	225	108	—	—	108
Taxes	—	—	(182)	(182)	—	—	—	—
Depreciation and amortization	136	113	—	249	1,546	—	—	1,546
EBITDA:	$(1,881)	$322	$(2,538)	$(4,097)	$308	$—	$(1,451)	$(1,143)
Adjusted EBITDA:
EBITDA	$(1,881)	$322	$(2,538)	$(4,097)	$308	$—	$(1,451)	$(1,143)
Stock based compensation	618	—	300	918	488	—	85	573
Unrealized loss on investment in GECC	—	—	1,219	1,219	—	—	570	570
Unrecognized incentive fees earned, net of related cost adjustments (1)	1,879	—	—	1,879	—	—	—	—
Non-reimbursable MAST Capital expenses	—	—	—	—	—	—	—	—
Re-measurement of warrant liability	—	—	—	—	—	—	(25)	(25)
Adjusted EBITDA	$616	$322	$(1,019)	$(81)	$796	$—	$(821)	$(25)

(1)	Amount represents $2.7 million of unrecognized incentive fees earned, net of $0.8 million of unrecognized related bonus compensation expense.

	For the Nine Months Ended March 31, 2018				For the Nine Months Ended March 31, 2017
Dollar amounts in thousands	Investment Management	Real Estate	General Corporate	Total	Investment Management	Real Estate	General Corporate	Total
Net income (loss) - US GAAP	$(3,532)	$23	$(5,465)	$(8,974)	$(2,178)	$—	$(12,168)	$(14,346)
EBITDA:
Net income (loss) - US GAAP	$(3,532)	$23	$(5,465)	$(8,974)	$(2,178)	$—	$(12,168)	$(14,346)
Interest	174	186	—	360	175	—	6,036	6,211
Taxes	—	—	(182)	(182)	—	—	—	—
Depreciation and amortization	449	113	—	562	2,564	—	—	2,564
EBITDA:	$(2,909)	$322	$(5,647)	$(8,234)	$561	$—	$(6,132)	$(5,571)
Adjusted EBITDA:
EBITDA	$(2,909)	$322	$(5,647)	$(8,234)	$561	$—	$(6,132)	$(5,571)
Stock based compensation	2,889	—	713	3,602	805	—	414	1,219
Unrealized loss on investment in GECC	—	—	2,753	2,753	—	—	7,619	7,619
Unrecognized incentive fees earned, net of related cost adjustments (1)	1,879	—	—	1,879	—	—	—	—
Non-reimbursable MAST Capital expenses	281	—	128	409	—	—	—	—
Re-measurement of warrant liability	8	—	—	8	—	—	(36)	(36)
Adjusted EBITDA	$2,148	$322	$(2,053)	$417	$1,366	$—	$1,865	$3,231

(1)	Amount represents $2.7 million of unrecognized incentive fees earned, net of $0.8 million of unrecognized related bonus compensation expense.

Liquidity and Capital Resources

Cash Flows

Operating cash flows used in continuing operations for the period ended March 31, 2018 totaled approximately $3.1 million.  The cash used in our continuing operations was primarily the result of increases in receivables from our investment management fees and other related party receivables of $0.9 million and the funding of our operating expenses.

Our investing activities primarily consisted of the $2.1 million cash payment (net of cash and restricted cash acquired of $0.6 million) used in acquiring our initial real estate assets.

During the nine months ended March 31, 2018, outstanding warrants were exercised resulting in the receipt of cash proceeds of approximately $4.6 million and the issuance of 1,266,000 shares of our common stock.  Additionally, we made the first payment due on our Senior Note payable related to our real estate business of approximately $0.2 million.

Financial Condition

As of March 31, 2018, we had an unrestricted cash balance of $44.3 million.  We also own 1,966,667 shares of GECC common stock with an estimated fair value of $18.1 million as of March 31, 2018.

We intend to make acquisitions or investments that will likely result in the investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.   See “Risk Factors”.

Also, through March 31, 2018:

▪

we issued 54,733 shares of our common stock in exchange for a warrant that was held by MAST Capital LLC (MAST Capital).  We had been marking-to-market such warrant, and as of September 18, 2017, such warrant was cancelled, and the shares issued in settlement thereof are reflected as outstanding shares of our common stock;

▪	we reduced the principal amount of the GP Corp.’s Note payable to MAST Capital;
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

▪	MAST Capital entered into a two-year voting and standstill agreement;
▪	we modified our employment arrangements with most of GECM’s employees; and
▪	we invested $2.7 million (exclusive of cash and restricted cash acquired of $0.6 million) to acquire an 80.1% interest in the Property to launch our real estate business segment.

As of March 31, 2018, we had a related party GP Corp. Note due to MAST Capital totaling $3.3 million that accrues interest at a variable rate of LIBOR plus 3.0%, as adjusted for each 90-day period (at March 31, 2018 the effective rate was 5.3%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between GECM and GP Corp. that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

As of March 31, 2018, we had a Senior Note due to Wells Fargo Bank Northwest, National totaling $54.6 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030.  The Senior Note requires monthly principal and interest payments.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

As of March 31, 2018, we had a Subordinated Note due to Wells Fargo Bank Northwest, National totaling $2.7 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030.  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

Contractual Obligations

Our contractual obligations as of March 31, 2018 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Senior note payable	$71,022	$3,836	$7,935	$8,315	$50,936
Subordinated note payable	16,270				16,270
Related party note payable (1)	4,617	247	483	467	3,420
Operating lease obligations	2,322	334	694	727	567
Total Contractual Obligations	$94,231	$4,417	$9,112	$9,509	$71,193
(1)	Includes interest based on the average 90-day LIBOR rate of approximately 2.3% plus 3.0% as of March 31, 2018.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that were not reflected in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K, Item 9A., for the fiscal year ended June 30, 2017, our management concluded that our internal controls over financial reporting were not effective at June 30, 2017. As of that date, our management identified material weaknesses in internal controls over financial reporting relating to personnel, the design and operating effectiveness of certain controls and the monitoring of our controls.

We have taken numerous actions to remediate the control deficiencies which contributed to the material weaknesses, including engaging an outside consultant to assist us in our remediation efforts, redesign of existing controls, the implementation of new controls and the development of an ongoing control testing plan.  Our management will continue to take steps towards having these and other remediation efforts completed by the time we issue our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The material weaknesses will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.

We and our board of directors believe that these remediation efforts will result in significant improvements in our control environment. Notwithstanding the identified material weaknesses and the conclusion that our controls were not effective as of June 30, 2017, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which could materially affect our business, financial condition and/or operating results.

Risks Associated with Launch of Real Estate Business and Acquisition of the Property

The Property is leased pursuant to a long-term triple net lease and the failure of the tenant, Gartner, to satisfy its obligations under the lease may adversely affect the condition of the Property or the results of our real estate business segment.

Because the Property is leased pursuant to a long-term triple net lease, we depend on the tenant, Gartner, to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities resulting from Gartner’s failure to comply with applicable environmental laws. There are no assurances that Gartner will have sufficient assets and income to enable it to satisfy its payment obligations to us under the lease. The inability or unwillingness of Gartner to meet its rent obligations could materially adversely affect the business, financial position or results of operations of our real estate business segment. Furthermore, the inability or unwillingness of Gartner to satisfy its other obligations under the lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Property. Our triple net lease agreement requires that Gartner maintain comprehensive liability and all risk property insurance. However, there are certain types of losses (including losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, hurricanes and floods) that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the Property after such Property has been damaged or destroyed. In addition, if we experience a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the Property as well as the anticipated future cash flows from the Property.

We are subject to risks inherent in ownership of real estate.

Cash flows from our real estate business segment and real estate values are affected by a number of factors, including competition from other available properties and the ability to provide adequate property maintenance and insurance and to control operating costs.  Cash flows from our real estate business segment and real estate values are also affected by such factors as governmental regulations (including zoning, usage and tax laws), property tax rates, utility expenses, potential liability under environmental and other laws and changes in environmental and other laws.

Natural disasters, terrorist attacks or other unforeseen events could cause damage to the Property we currently own, or may in the future own, resulting in increased expenses and reduced revenues.

Natural disasters, such as earthquakes, hurricanes and floods, or terrorist attacks could cause significant damage and require significant repair costs, and make the Property we currently own, or may in the future own, temporarily uninhabitable, reducing our revenues. Damage and business interruption losses could exceed the aggregate limits of any insurance coverage we may have. We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective.

We may incur significant liabilities from environmental contamination.

Existing or future laws impose or may impose liability on us to clean up environmental contamination on or around the property that we currently own, or may in the future own, even if we were not responsible for or aware of the environmental contamination or even if such environmental contamination occurred prior to our involvement with such property. An environmental assessment, commonly referred to as a “Phase 1 Environmental Report,” was conducted, revealing no recognized environmental conditions of concern. These assessments typically include an investigation (excluding soil or groundwater sampling or analysis) and a review of publicly available information regarding the site and other nearby properties. However, such environmental assessments may not identify all potential environmental liabilities.

We may face potential difficulties or delays renewing leases or re-letting space.

We currently derive all of our real estate business income from rent received from Gartner in connection with our newly acquired Class A office buildings. If Gartner experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, in the event that Gartner does not renew the lease, we may not be able to re-let the space or there could be a substantial delay in re-letting the space. Even if Gartner decides to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions, may be less favorable to us than the current lease term.

We face potential adverse effects from major tenants’ bankruptcies or insolvencies.

The bankruptcy or insolvency of a tenant may adversely affect the income produced by our Property, or by any properties we may own in the future. Our tenants could file for bankruptcy protection or become insolvent in the future. A bankrupt tenant may reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. This shortfall could adversely affect our cash flow and results of operations.

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on the Property, and consequently on our operations and business. For example, the Property is located in southern Florida; to the extent climate change causes changes in weather patterns, that geographic area could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our office buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at the Property. There can be no assurance that climate change will not have a material adverse effect on our Property, operations or business.

We depend upon personnel of our property manager.

We do not have any internal real estate management capacity. We depend on our property manager and its personnel to efficiently manage the day-to-day operations at the Property; any difficulties our property manager encounters in hiring, training and retaining skilled personnel may adversely affect the income produced by our Property.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

All references are to filings by Great Elm Capital Group, Inc., formerly known as Unwired Planet, Inc. (the Registrant) with the Securities and Exchange Commission under File No. 001-16073.

Exhibit

Number	Description

2.1	Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 7, 2016)

2.2

First Amendment to the Purchase and Sale Agreement, dated as of May 25, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 25, 2016)

2.3

Asset Purchase Agreement, dated as of November 3, 2016, by and between GECC GP Corp. and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 9, 2016)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 15, 2013)

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on May 10, 2012)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 5, 2016)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 16, 2016)

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on November 15, 2015)

4.1*	Amended and restated form of the Registrant’s common stock certificate

4.2

Tax Benefits Preservation Agreement, dated as of January 20, 2015, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-A filed on January 21, 2015)

10.1*	Separation Agreement between the Registrant and Richard S. Chernicoff, dated as of March 21, 2018

10.2

Contract of Purchase and Sale, dated as of March 6, 2018, by and between IT Fort Myers Holdings LLC and Great Elm FM Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on March 6, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL GROUP, INC.

Date: May 15, 2018	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: May 15, 2018	/s/ John J. Woods
John J. Woods
Chief Financial Officer