Form 10-K
period 2018-06-30
Great Elm Capital Group, Inc.
filed 2018-09-13
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number: 001-16073

GREAT ELM CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 230 Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $87.6 million as of December 31, 2017.  Shares of common stock held by persons who are not directors or executive officers, including persons who own more than 5% of the outstanding shares of common stock, are included in that such persons are not deemed to be affiliates for purpose of this calculation.

As of September 4, 2018 , there were 25,903,000 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”), which will be filed with the SEC within 120 days following June 30, 2018, in connection with the registrant’s 2018 annual meeting of stockholders, to be held on October 16, 2018, are incorporated by reference into Part III of this report.

i

PART I

Unless the context otherwise requires, “we,” “us,” “our,” the “Company,” “Great Elm” and terms of similar import refer to Great Elm Capital Group, Inc.  and/or its subsidiaries.

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference contain forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases.  Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct, and we may not achieve the financial results or benefits anticipated.  These forward-looking statements are not guarantees of actual results.  Our actual results may differ materially from those suggested in the forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (NASDAQ: GECC);
▪	our ability to grow our investment management business;
▪	our ability to grow our real estate business;
▪	our ability to raise capital to fund our business plan;
▪	our ability to create a merchant banking business;
▪	our ability to make acquisitions and manage any businesses we acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
▪

competition, mostly from larger, well-financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, and private equity funds;

▪	the transformation of our board of directors (Board) and executive leadership;
▪	our ability to attract, assimilate and retain key personnel;
▪	compliance with laws, regulations and orders;
▪	changes in laws and regulations;
▪	outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; and
▪	other factors described under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

Item 1.  Business.

Overview

Great Elm has continued our transformation over the past year.  We:

▪	expanded our investment management business;
▪	closed on our first real estate business opportunity; and
▪

explored a number of acquisition and investment opportunities and in September 2018, we closed on our first operating company acquisition.  For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our goal is to build a diversified holding company focused on generating attractive risk-adjusted returns on investment and long-term value creation.  We will accomplish this principally through:

▪	continuous review of acquisitions of businesses, securities and assets that generate attractive risk-adjusted returns and exhibit the potential for significant long-term value creation;
▪	effective use of the skills of our team, our financial resources, including our tax assets, our willingness to create bespoke solutions and our ability to prudently assume risks; and
▪	evaluating the retention and disposition of our operations and holdings.

In February 2018, we expanded our investment management business through agreements to provide investment advisory services to a group of separately managed accounts (SMA).  This grows the investment management business previously established in connection with the launch of GECC in 2016.  Additionally, in March 2018 we started our real estate business and made our first real estate acquisition, an 80.1% interest in CRIC IT Fort Myers LLC, through Great Elm FM Holdings, Inc., a majority-owned subsidiary.

We continue to explore other opportunities in the investment management and real estate businesses including, but not limited to, transactions with other business development companies (BDCs) that trade at a discount to their net asset value, as well as the creation of closed-end investment vehicles.

As of June 30, 2018, we had approximately $1.7 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

For financial information regarding our reportable business segments, see “Item 6. Selected Financial Data.”

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

Our Divested Patent Business

On April 6, 2016, we entered into a purchase and sale agreement with Optis UP Holdings, LLC (Optis) providing for the sale of the entities that conducted our patent licensing business (the Divestiture).  The Divestiture was completed on June 30, 2016.

In the Divestiture, we received $34.2 million in gross cash proceeds, inclusive of reimbursement of $4.2 million of agreed upon expenses, and may be entitled to up to an additional $10 million cash payment due on June 30, 2018.  Optis has claimed that it has losses indemnifiable under the purchase and sale agreement in excess of the $10 million contractual payment.  As of June 30, 2018, the Company is in active discussions with Optis regarding final payment terms.  As a result, we have not recognized any portion of the $10 million in the accompanying consolidated financial statements for the periods presented.  Our legacy patent licensing business is reflected in our financial statements as discontinued operations.

Great Elm Capital Corp. ― Our Investment Management Business

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board’s and employees’ industry expertise.

GECC was established in 2016 and obtained its initial portfolio of investments in November 2016 through a merger (the Merger) with Full Circle Capital Corporation (Full Circle) and an in-kind contribution from certain private investment funds (the MAST Funds) managed by Mast Capital Management, LLC (MAST Capital), along with $30 million cash contributed by the Company.  At this time, GECC elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the Investment Company Act).

Great Elm Capital Management, Inc., our wholly-owned registered investment adviser subsidiary (GECM), is the external investment adviser to GECC.  In connection with the November 2016 contribution by the MAST Funds, GECM hired all of the employees of MAST Capital, acquired the entire infrastructure used by our GECM team, and established a cost sharing agreement with MAST Capital.

In September 2017, we entered into a separation agreement that separated our business from MAST Capital (Separation Agreement) which restructured many of these arrangements.

GECC and GECM entered into an investment management agreement in September 2016, whereby GECM is entitled to:

▪	management fees measured by GECC’s gross assets (other than cash and cash equivalents, including investments in money market funds);
▪	an incentive fee if GECC’s net investment income (NII) exceeds a hurdle rate; and
▪	an incentive fee based on GECC’s capital gains.

We also earn an administration fee based on the reimbursement of the portion of GECM’s expenses allocable to GECC.

We own approximately 18% of GECC’s shares that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.  In September 2018, we transferred 668,306 of these shares to Great Elm DME Holdings, Inc., our wholly-owned subsidiary.

GECM is also the investment advisor to three SMAs and our newly launched credit fund, Great Elm Opportunity Fund, L.P. (GEOF).

Acquisition Program

GECM’s team also is developing an active acquisition program for us in the investment management business, in select opportunities in real estate and other industries through the acquisition of operating businesses.  In the fiscal year ended June 30, 2018, we evaluated a number of opportunities in these areas.

Competition

We face competition from larger, well financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, private equity funds, sovereign wealth funds and state owned enterprises.  Government regulation is a key competitive factor.

Employees

We had 12 employees as of June 30, 2018.

Information about Great Elm on the Internet

The following documents and reports are available on or through our website as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC:

▪	Code of Ethics;
▪	Reportable waivers, if any, from our Code of Ethics by our executive officers;
▪	Charter of the audit committee of our Board;
▪	Charter of the nominating and corporate governance committee of our Board;
▪	Charter of the compensation committee of our Board;
▪	Annual reports on Form 10-K;
▪	Quarterly reports on Form 10-Q;
▪	Current reports on Form 8-K;
▪	Proxy or information statements we send to our stockholders; and
▪	Any amendments to the above-mentioned documents and reports.

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

Risks Related to Our Business

We have a limited track record in the investment management and real estate businesses, and provide no assurance as to our acquisition and investment program.  We entered the investment management business in November 2016 and we entered the real estate business in March 2018; consequently, there is limited historical information about our performance in either business on which to base your investment decision.

We have plans to make significant investments and will continue to explore opportunities in the investment management and real estate sectors, but cannot provide specificity as to our future investments or financing plans.

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

Our investment management agreements may be terminated.  The investment management agreements (IMAs) we have through GECM (e.g., with GECC and the SMAs) may be cancelled at each counterparty’s discretion on 60 days’ notice for any reason or no reason.  We do not control the board of directors of GECC or the SMAs, and they may cancel our respective IMA at their discretion without making any termination payment to us.  GECM’s team investment performance is a key element of retaining this business.  We have recorded an intangible asset attributable to the IMAs that is being amortized over a 15-year economic life even though the IMAs are cancellable by the respective counterparty without penalty or termination fee and are renewable annually through a process mandated under the Investment Company Act.

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

Because we will consider investments in different industries, you have no basis at this time to ascertain the merits or risks of any business that we may ultimately invest in.  Our business strategy contemplates investment in one or more operating businesses.  We are not limited to acquisitions and/or investments in any particular industry or type of business.  Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately invest or the target businesses with which we may ultimately invest.  We may not properly assess all of the significant risks present in that opportunity.  Even if we properly assess those risks, some of them may be outside of our control or ability to affect.  Except as required under the Nasdaq Stock Market LLC (Nasdaq) rules and applicable law, we will not seek stockholder approval of any investment that we may pursue, so you will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction.

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

We may not correctly assess the management teams of the businesses we invest in.  The value of the businesses we invest in is driven by the quality of the leaders of those businesses.  When evaluating the desirability of a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information.  Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected.  Should the target’s management not possess the necessary skills, qualifications or abilities, the operations and profitability of that business will be negatively impacted.  In addition, we may acquire private, non-public companies, with unsophisticated accounting operations and personnel.

Subsequent to an investment, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.  Even if we conduct extensive due diligence on a target business that we invest in, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business or outside of our control will not later arise.  As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses.  Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.  Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.  In addition, charges of this nature may cause us to violate covenants under our debt agreements.  Accordingly, you could suffer a significant reduction in the value of your shares.

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

Difficult market conditions can adversely affect our asset management business in many ways, by reducing the value or performance of our funds (including our invested funds and funds invested by third parties) or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our income and cash flow and adversely affect our financial condition.  The build-out of our asset management business is affected by conditions in the financial markets and economic conditions and events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and regulations, market perceptions and other factors.  In addition, we made a substantial investment in GECC that has resulted in an unrealized losses as of June 30, 2018 of approximately 39% of our investment.  Adverse changes could lead to a reduction in investment income, losses on our own capital invested and lower revenues from asset management fees.  Such adverse changes may also lead to a decrease in new capital raised and may cause investors to withdraw their investments and commitments.  Even in the absence of a market downturn, below market investment performance by our funds and portfolio managers could reduce asset management revenues and assets under management and result in reputational damage that may make it more difficult to attract new investors or retain existing investors.

Our ability to successfully grow our new business and to be successful thereafter will be dependent upon the efforts of our key personnel.  The loss of key personnel could negatively impact the operations and profitability of our business.  Our ability to successfully effect our growth strategy is dependent upon the efforts of our key personnel.  The loss of our key personnel could severely negatively impact the operations and profitability of our business.  We compete with many other entities for skilled management and staff employees, including entities that operate in different market sectors than us.  Delays in recruiting and costs to recruit and retain adequate personnel could materially adversely affect results of operations.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to execute our growth plans.  Under the Investment Company Act, our activities may be restricted, including:

▪	restrictions on the nature of our investments, and
▪	restrictions on the issuance of securities.

Each of these may make it difficult for us to run our business.  In addition, the law may impose upon us burdensome requirements, including:

▪	registration as an investment company;
▪	adoption of a specific form of corporate structure; and
▪	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

There are conflicts of interest involving MAST Capital and its affiliates, that own approximately 9.4% of the Company’s outstanding stock, and are participants in material transactions.  These conflicts of interest, include, among others:

▪	Funds managed by MAST Capital are our largest stockholder and appointed two members of our Board;
▪	Funds managed by MAST Capital owned all of our previously outstanding senior secured notes which we settled in October 2016 for total cash payments of approximately $39.8 million;
▪	Peter A. Reed was a partner in MAST Capital, became our Chief Executive Officer in September 2017, is a member of our Board, Chief Executive Officer of GECC and Chief Investment Officer of GECM;
▪

Adam M. Kleinman was a partner in MAST Capital, became our President and Chief Operating Officer in March 2018, is Chief Compliance Officer of GECC and Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM;

▪	In connection with hiring the MAST Capital team, we took over a substantial portion of the operating expenses of MAST Capital and those transactions were restructured in September 2017;
▪	We assumed certain of MAST Capital’s commercial contracts, leases and other obligations; and
▪	MAST Capital will receive compensation in connection with GECC’s business through its equity ownership of GECC GP Corp. (GP Corp.) and a note payable of GP Corp.

These conflicts of interest may result in arrangements that are not as favorable to us as those available on an arms-length basis.  The significant ownership stake held by the MAST Funds may result in MAST Capital having undue influence over our affairs.  These conflicts of interests may adversely affect the perception of our company, the value of our common stock or the willingness of new investors to invest in us.

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

Our initial investment through our real estate business includes property (the Property) leased pursuant to a long-term triple net lease and the failure of the tenant to satisfy its obligations under the lease may adversely affect the condition of the Property or the results of our real estate business segment.  Because the Property is leased pursuant to a long-term triple net lease, we depend on the tenant to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities resulting from the tenant’s failure to comply with applicable environmental laws.  There are no assurances that the tenant will have sufficient assets and income to enable it to satisfy its payment obligations to us under the lease.  The inability or unwillingness of the tenant to meet its rent obligations could materially adversely affect the business, financial position or results of operations of our real estate business segment.  Furthermore, the inability or unwillingness of the tenant to satisfy its other obligations under the lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Property.  Our triple net lease agreement requires that the tenant maintains comprehensive liability and all risk property insurance.  However, there are certain types of losses (including losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, hurricanes and floods) that may be uninsurable or not economically insurable.  Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the Property after such property has been damaged or destroyed.  In addition, if we experience a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the Property as well as the anticipated future cash flows from the Property.

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

We may incur significant liabilities from environmental contamination.  Existing or future laws impose or may impose liability on us to clean up environmental contamination on or around the property that we currently own, or may in the future own, even if we were not responsible for or aware of the environmental contamination or even if such environmental contamination occurred prior to our involvement with such property.  From time to time, we may conduct environmental assessments, commonly referred to as “Phase 1 Environmental Reports,” on properties in which we are considering an investment.  These assessments typically include an investigation (excluding soil or groundwater sampling or analysis) and a review of publicly available information regarding the site and other nearby properties.  However, such environmental assessments may not identify all potential environmental liabilities.

We may face potential difficulties or delays renewing leases or re-letting space.  We currently derive all of our real estate business income from rent received from a single tenant in connection with our initial investment in Class A office buildings in Fort Myers, FL.  If the tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.  Also, in the event that the tenant does not renew the lease, we may not be able to re-let the space or there could be a substantial delay in re-letting the space.  Even if the tenant decides to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions, may be less favorable to us than the current lease term.

We face potential adverse effects from major tenant’s bankruptcy or insolvency.  The bankruptcy or insolvency of a tenant may adversely affect the income produced by our property, or by any properties we may own in the future.  Our tenant could file for bankruptcy protection or become insolvent in the future.  A bankrupt tenant may reject and terminate its lease with us.  In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease.  This shortfall could adversely affect our cash flow and results of operations.

We face possible risks associated with the physical effects of climate change.  The physical effects of climate change could have a material adverse effect on our properties, and consequently on our operations and business.  For example, we have Class A office buildings located in southern Florida; to the extent climate change causes changes in weather patterns, that geographic area could experience increases in storm intensity and rising sea-levels.  Over time, these conditions could result in declining demand for office space in our office buildings or our inability to operate the buildings at all.  Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at the Property.  There can be no assurance that climate change will not have a material adverse effect on our property, operations or business.

We depend upon personnel of our property manager.  We do not have any internal real estate management capacity.  We depend, and will depend in the future, on our property managers and their personnel to efficiently manage the day-to-day operations at certain of our properties; any difficulties our property managers encounter in hiring, training and retaining skilled personnel may adversely affect the income produced by our properties.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.  At June 30, 2018, we had net operating loss carryforwards of approximately $1.7 billion.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the full amount of the deferred tax asset.  If we are unable to generate sufficient taxable income prior to the expiration of our U.S. federal net operating loss carryforwards, the net operating loss carryforwards would expire unused.  Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to stockholders’ equity.  In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding reduction to earnings during the period.

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

Catastrophic events (or a combination of events), such as terrorism/sabotage, or fire, as well as deliberate cyber terrorism, could adversely impact our financial performance.  Our assets under management could be exposed to effects of catastrophic events, such as severe weather conditions, natural disasters, major accidents, acts of malicious destruction, sabotage or terrorism, which could adversely impact our operations.

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

Operational risks may disrupt our business, result in regulatory action against us or limit our growth.  Our businesses will be highly dependent on our ability to process, on a daily basis, transactions across numerous and diverse markets and the transactions we process have become increasingly complex.  If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.  These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings.  The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.  The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks.  We and our third-party providers are the subject of attempted unauthorized access, computer viruses and malware, and cyber-attacks designed to disrupt or degrade service or cause other damage and denial of service.  Additional challenges are posed by external parties, including foreign state actors.  There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale.  Legal liability arising from such risks may harm our business.  Many aspects of our business involve substantial risks of liability.

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

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.  In connection with the audit of our consolidated financial statements as of and for the year ended June 30, 2018, we have identified and concluded that we continue to have material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Refer to Part II, Item 9A in this Form 10-K for more details. While the material weaknesses described in that section creates a reasonable possibility that an error in financial reporting may go undetected, after extensive review and the performance of additional analysis and other procedures, no material adjustments, restatement or other revisions to our previously issued financial statements were required.

As further described in Part II, Item 9A of this form 10-K below, we are taking specific steps to remediate our material weaknesses that we identified by implementing and enhancing our internal control procedures. These material weaknesses will not be considered remediated until all necessary internal controls have been implemented, repeatably tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual or interim consolidated financial statements.

Risks Relating to Our Common Stock

Our common stock is subject to transfer restrictions.  We have significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our amended and restated certificate of incorporation (our certificate of incorporation) contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of our common stock and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  The restriction will remain until the earliest of (1) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the Code) or any successor statute if our Board determines that the restriction on transfer is no longer necessary or desirable for the preservation of tax benefits, (2) the close of business on the first day of a taxable year as to which our Board determines that no tax benefits may be carried forward, (3) such date as our Board may fix for expiration of transfer restrictions and (4) January 29, 2028.  The restriction may be waived by our Board on a case by case basis.  You are advised to carefully monitor your ownership of our common shares and consult your own legal advisors to determine whether your ownership of our common shares approaches the proscribed level.

We also have a Tax Rights Plan that would be triggered if any person acquires 4.99% or more of our common stock without prior approval by our Board.  Holders of more than 4.99% of our common stock on the day the rights plan was adopted were exempted from this limitation as to the number shares they held at the time of adoption of the rights plan.

We may issue additional shares of common stock or shares of our preferred stock to obtain additional financial resources, as acquisition currency or under employee incentive plans.  Any such issuances would dilute the interest of our stockholders and likely present other risks.  Our certificate of incorporation authorizes our Board to issue shares of our common stock or preferred stock from time to time in their business judgement up to the amount of our then authorized capitalization.  We may issue a substantial number of additional shares of our common stock and may issue shares of our preferred stock.  These issuances:

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

Anti-takeover provisions contained in our certificate of incorporation and amended and restated bylaws (our bylaws), as well as provisions of Delaware law, could impair a takeover attempt.  Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board.  Our corporate governance documents include provisions:

▪	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
▪	limiting the liability of, and providing indemnification to, our Board and officers;
▪	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
▪	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;
▪	controlling the procedures for the conduct and scheduling of Board and stockholder meetings;
▪	limiting the ability for persons to acquire 4.99% or more of our common stock;
▪	providing our Board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;
▪	limiting the determination of the number of directors on our Board and the filling of vacancies or newly created seats on the board to our Board then in office; and
▪	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.  Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease office space in Waltham, Massachusetts.  Our lease is non-cancellable through September 2024.

Item 3.  Legal Proceedings.

We have been named in two related complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the Saunders Action), and William L.  Russell, Jr., individually and on behalf of all others similarly situated, v.  Biderman, et al.  filed on September 12, 2016 and amended on September 22, 2016 (the Russell Action), in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the Circuit Court), respectively.  On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v.  Felton, et al., was filed in the Circuit Court (the Speiser Action, and together with the Russell Action, the State Court Actions) (the State Court Actions, together with the Saunders Action, the Actions).

On October 24, 2016, we, along with Full Circle, GECC, MAST Capital, certain directors of Full Circle and the plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the MOU).  Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and GECC agreed to and did make the supplemental disclosures with respect to the Merger.  The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the Stipulation) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the merger agreement between GECC and Full Circle; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle's stockholders.

In March 2018, the Saunders Action was voluntarily dismissed by the plaintiff without prejudice as contemplated by the Stipulation.  In August 2018, the State Court Actions were dismissed by the Circuit Court without prejudice for failure to prosecute.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Record Holders

As of August 24, 2018, there were 3,630 record holders of our common stock.

Dividends

We did not pay dividends during the fiscal years ended June 30, 2018 and 2017.  We do not currently intend to pay dividends.  The payment of dividends in the future is subject to the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the common shares and the ability of persons or entities now owning 5% or more of the common shares from acquiring additional common shares.  We also have a tax benefits preservation rights plan that restricts ownership of 4.99% or more of our outstanding shares of common stock.  Our Board has granted a waiver for the MAST Funds to own up to 19.9% of our common stock (as of the date of this report, the MAST Funds and affiliates own approximately 9.4% of outstanding shares of common stock).  Persons that owned more than 4.99% of our common stock when the rights plan was adopted were grandfathered as to their then-current holdings of our common stock.

Trading Prices

Our common stock is traded on the Nasdaq Global Select Market.  Our common stock traded under the symbol “UPIP” until June 17, 2016, when it began trading under the symbol “GEC.”

Fiscal Period	Low	High
2018
Fourth quarter	$3.40	$4.05
Third quarter	$3.50	$4.15
Second quarter	$3.50	$4.40
First quarter	$3.20	$3.75

2017
Fourth quarter	$3.10	$3.70
Third quarter	$2.95	$3.85
Second quarter	$3.45	$4.79
First quarter	$4.10	$6.97

Performance Graph

Based on $100 invested on June 30, 2013 in stock or index, including reinvestment of dividends through the fiscal year ended June 30, 2018.

Stock Purchases

None.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth selected consolidated statements of operations and consolidated balance sheets data, revised to reflect discontinued operations as of, and for the following fiscal years:

	For the years ended June 30,
Amounts in thousands (except per share data)	2018	2017	2016	2015	2014
Selected Consolidated Statements of Operations Data:
Net revenues	5,935	4,927	-	-	-
Operating expenses	16,404	9,532	9,835	8,040	5,709
Operating income (loss) from continuing operations	(10,469)	(4,605)	(9,835)	(8,040)	(5,709)
Dividends and interest income	2,579	1,306	6	72	121
Unrealized gain (loss) on investments	(2,714)	(9,114)	-	-	-
Interest expense	(1,071)	(6,321)	(4,947)	(4,332)	(3,697)
Other Income, net	5	84	233	268	625
Loss from continuing operations, before income taxes	(11,670)	(18,650)	(14,543)	(12,032)	(8,660)
Provision for (benefit from) income taxes	(329)	(1,210)	(5,103)	164	(3,068)
Loss from continuing operations	(11,341)	(17,440)	(9,440)	(12,196)	(5,592)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(165)	2,203	(5,830)	(29,563)	6,025
Gain (loss) on sale of discontinued operations	-	-	24,692	-	-
Total income (loss) from discontinued operations	(165)	2,203	18,862	(29,563)	6,025
Net income (loss)	$(11,506)	$(15,237)	$9,422	$(41,759)	$433
Less: net loss attributable to non-controlling interest	(439)	(30)	-	-	-
Net income (loss) attributable to Great Elm Capital Group, Inc.	$(11,067)	$(15,207)	$9,422	$(41,759)	$433
Basic and diluted earnings (loss) per share
Continuing operations	$(0.45)	$(1.06)	$(1.00)	$(1.31)	$(0.62)
Discontinued operations	(0.01)	0.13	2.00	(3.17)	0.67
Net income (loss) per share	$(0.46)	$(0.93)	$1.00	$(4.48)	$0.05
Shares used in computing basic and diluted earnings (loss) per share:	24,277	16,433	9,412	9,332	8,999

	As of June 30,
	2018	2017	2016	2015	2014
Selected Consolidated Balance Sheets Data:
Cash and cash equivalents	$42,962	$45,894	$80,711	$73,755	$93,877
Asset management fees receivable - related party	3,673	3,306	-	-	-
Investments(1)	18,172	20,886	-	11,713	51,813
Real estate assets, net	55,641	-	-	-	-
Identifiable intangible assets, net	9,400	4,102	-	-	-
Total assets	133,587	76,694	80,897	88,884	150,441
Liabilities related to discontinued operations	3,608	3,608	7,354	30,067	53,603
Lease liabilities(2)	1,640	2,061	-	-	-
Related party note payable	3,224	3,174	33,786	29,874	25,693
Senior Note payable	51,677	-	-	-	-
Subordinated Note payable	5,954	-	-	-	-
Stockholders' equity	64,586	66,216	36,821	23,504	63,071
(1)	Includes short and long-term investments.
(2)

Includes short and long-term liabilities.  For accounting principles generally accepted in the United States of America (US GAAP) reporting purposes, we implemented the new lease standard utilizing practical expedients related to contracts containing leases in the periods prior to June 30, 2017.  As a result, no adjustment has been made to the balance sheet data as presented as of June 30, 2016, 2015 and 2014 not presented in the accompanying consolidated financial statements.

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

Overview

Our goal is to build a diversified holding company focused on generating attractive risk-adjusted returns on investment and long-term value creation.

During the fiscal years ended June 30, 2018 and 2017, our business significantly changed and we made a number of changes in our business:

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

▪	On November 3, 2016, we determined that our investment management business was a separate reportable segment;
▪	On December 30, 2016, we substantially completed a backstopped rights offering for approximately $45.0 million of proceeds, before deducting offering costs;
▪	In September 2017, we separated our business from MAST Capital, which restructured a number of the arrangements we entered into in November 2016; and
▪	On March 6, 2018, we commenced our real estate business and determined that it was a separate reportable segment.

Subsequent to year end, in July 2018, we launched a new credit focused fund, GEOF, with a mandate to invest across the capital structure in niche, small and middle market opportunities with a catalyst for value-realization.

On September 7, 2018, we, through our wholly-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc., an entity formed to acquire and combine two durable medical equipment distribution companies, Valley Healthcare Holding, LLC (Valley) and Northwest Medical, Inc. (Northwest).  In connection with the acquisition, DME Holdings, Corbel Capital Partners SBIC, L.P., NWMI Manager LLC and Valley entered into a Transaction Agreement, dated September 7, 2018.

Valley, based in Phoenix, Arizona was founded in 2006 and operates in Arizona and Nebraska.  Northwest, based in Portland, Oregon, was founded in 1993 and operates in Oregon, Washington and Alaska.  Both Valley and Northwest are focused on the distribution of sleep and respiratory care equipment, including primarily positive air pressure (CPAP/BiPAP) equipment and supplies, ventilators and oxygen equipment.  Upon closing of the acquisition, the combined companies operate in locations across five states serving over 70,000 patients annually.

The transaction purchase price of $63.6 million, excluding financing, closing and professional fees and expenses and the contingent consideration described below, was funded using $19.7 million of cash from our balance sheet.  The remainder was funded using $31.3 million of secured debt, which is non-recourse to Great Elm Capital Group, Inc., $5.3 million of qualified preferred stock of DME Holdings (the Preferred Stock) and $7.3 million of equity rollover from Ron and Pam Evans, the co-founders of Valley, and Corbel Capital Partners.  In addition, up to $2.4 million of deferred purchase price consideration may be paid to the sellers upon achieving certain levels of financial performance in 2018 and 2019.  Until such time as DME Holdings has repaid the Preferred Stock, we have agreed to ensure that DME Holdings maintains cash or certain securities up to 125% of the aggregate liquidation preference of the Preferred Stock.

Until the fourth quarter of the fiscal year ended June 30, 2016, we conducted an intellectual property licensing business drawing upon a portfolio of approximately 2,500 patent assets with a goal of generating revenue by selling and licensing our patents.  In 2013, we combined our legacy intellectual property assets together with over 2,000 patent assets acquired from Telefonaktiebolaget LM Ericsson and one of its subsidiaries.  Our patent licensing operations and holding of the underlying patents were conducted through our wholly-owned subsidiaries.

In April 2016, we entered into an agreement to divest our patent licensing operations.  That transaction closed on June 30, 2016.  We have presented our financial statements to account for the patent licensing component of our operations as discontinued operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP.  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.

Valuation of Deferred Tax Assets

The ultimate realization of the deferred income tax asset balance is dependent upon the generation of future taxable income during the periods in which our temporary differences reverse and become deductible. A valuation allowance is established when it is more likely than not that all or a portion of the deferred income tax asset balance will not be realized. In determining whether a valuation allowance is needed, management considers all available positive and negative evidence affecting specific deferred income tax asset balances, including our past and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies.

We have established a valuation allowance for the majority of our $1.7 billion of net operating loss carryforwards.  The deferred tax asset not reserved for is offset by deferred tax liabilities, resulting in a net deferred tax liability of $0.1 million in our financial statements.

Business and Asset Acquisitions

Accounting for acquisitions requires our management to estimate the fair value of the assets acquired and liabilities assumed, which involves a number of judgments, assumptions, and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

•	intangible assets, including the valuation methods of these assets, which often includes estimating cash flows and discount rates as well as the determination of the useful lives;
•	deferred tax assets and liabilities and tax related valuation allowances, as well as uncertain tax positions;
•	property, equipment or other assets; and
•	pre-existing liabilities, such as debt obligations that are assumed in the transaction, legal claims or contingent consideration.

Investment in GECC

We own approximately 18% of the outstanding shares of GECC, and our GECM subsidiary is GECC’s investment manager.  As GECC’s investment manager, GECM has significant influence over GECC.  As permitted by US GAAP, we have elected to mark-to-market our investment in GECC rather than using the equity method of accounting to record a pro-rata portion of GECC’s financial position, results of operations and cash flows.

Investment Management Assets Acquired

On November 3, 2016, our GP Corp. subsidiary issued a promissory note payable up to a maximum principal amount of $10.8 million that had an estimated fair value of approximately $3.4 million.  We also issued a warrant to purchase up to 54,733 shares of our common stock to acquire certain assets from MAST Capital.  The assets acquired and liabilities assumed include, among others, an investment management contract; immaterial office equipment; and the assumption of a lease and other liabilities necessary for our investment management operations.  As part of the acquisition, we allocated substantially all of the fair value of the consideration paid, as estimated through the utilization of discounted cash flow attribution, of approximately $3.9 million, to a single identifiable intangible asset with an estimated useful life on the date of acquisition of 15 years.  See “Item 1A. Risk Factors — Our investment management agreements may be terminated.”

In September 2017, we entered into the Separation Agreement, which significantly restructured many of these arrangements.

Contingent Asset

In connection with the Divestiture of our patent business, Optis, the purchaser of our patent business, is obligated to make a deferred purchase price payment to us of up to $10 million.  Optis has claimed that it has indemnifiable losses in excess of $10 million as stated in the purchase and sale agreement.  We are currently unable to estimate how much, if any, of the deferred purchase price will be collected.  Accordingly, we have not reflected a contingent asset in respect of the deferred purchase price on our financial statements.

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

Incentive fees earned from GECC and the SMAs managed by GECM are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0%.

Incentive fees are recorded based upon a hypothetical liquidation of net assets on the reporting date and the distribution of the net proceeds in accordance with the respective investment management agreements.  Incentive fees recorded may be subject to reversal to the extent the amount recorded exceeds the amount due to GECM based on negative investment performance after the reporting date.  Accrued but unpaid incentive fees and deferred incentive fees due from GECC as of the reporting date are recorded in related party investment management fees receivable in the accompanying consolidated balance sheet.  Incentive fees realized and collected are not subject to reversal.

Revenues from the real estate segment primarily consist of rental income and other rental income which includes certain property related expenses such as property taxes, management fees and insurance costs.  This income is derived from triple net leases with a single tenant.  All leases are accounted for as operating leases. Under this method, leases that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term.  Contractually obligated reimbursements from tenants for recoverable property taxes and other expenses are included in other rental income in the period when such costs are incurred.

Intangible Assets

We have recognized separately identifiable intangible assets as part of the acquisitions we have made in the investment management business and real estate business.  We estimate the acquisition date fair value of our identifiable intangibles based on the expected future cash flows or by using: income, cost or market valuation analyses where appropriate for each acquisition.

Our identifiable intangible assets are being amortized over 12 to 15 years, the period in which we expect to recover substantially all of our initial capital investment.  Various factors within, and beyond, our control could result in significant differences from our acquisition date estimates.

Valuation and Impairment Assessment of Intangible Assets

Intangible assets are recorded at their estimated fair values at the date of acquisition. Intangible assets with definite useful lives consist of investment management agreement intangible (IMAI), assembled workforce and in-place lease. Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a definite-lived intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount. If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Performance Shares

We granted an aggregate of 859,302 shares (net of forfeitures through June 30, 2018) of restricted stock with both performance and services requirements in connection with the formation of our investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million.  In order to recognize compensation expense over the vesting period, we are required to estimate the probability of the performance target being met on an on-going basis.  Additionally, we have elected to recognize the financial impacts of award forfeitures in the period in which they occur.  In the period of forfeiture, all previously recognized compensation expense associated with unvested awards is reversed.

Although these shares are considered outstanding and entitled to vote for legal purposes, they are not accounted for as issued and outstanding for financial reporting purposes since they do not vest, and are subject to forfeiture, until the performance and service requirements are met.

In the year ended June 30, 2018, 97,685 of these performance shares vested upon the separation of our former chief executive officer.

Results of Operations

The following discussion is reflective of our investment management and real estate businesses that commenced operations in November 2016 and March 2018, respectively.  Correspondingly, our results of operations for the year ended June 30, 2018 is not comparable to the same periods ended June 30, 2017 and 2016.

Investment Management Business

The key metrics of our investment management business include:

▪	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based
▪	Investment Performance ― on which our incentive fees (if any) are based and on which we are measured against our competition
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA – which are (non-GAAP) measurements of our investment management operations
▪	Dividends and GECC share price ― which determine the return on our investment in GECC shares
▪	90-day LIBOR ― which impacts the investment performance of GECC and determines the cost of GP Corp.’s debt

The following table provides the results of our investment management business since its commencement in November 2016 (dollars in thousands):

	Year ended June 30, 2018	Percent Change	November 3, 2016 to June 30, 2017
Revenue:
Total revenue(1)	$4,085	(17)%	$4,927
Operating costs and expenses:
General and administrative	(4,719)	41%	(3,345)
Stock-based compensation	(3,487)	143%	(1,434)
Depreciation and amortization	(585)	72%	(340)
Total operating expenses	(8,791)		(5,119)
Other income (expense):
Interest expense	(217)	(24)%	(285)
Other income (expense)	13	(208)%	(12)
Total other expense, net	(204)		(297)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(4,910)		$(489)
(1)

Investment management revenues are net of incentive fee reversals determined based upon a hypothetical liquidation of net assets at period end.  The incentive fee reversals are primarily related to the conversion of Avanti Communications Group plc (Avanti) third lien notes, an investment owned by GECC, to common equity.

Investment Management Revenue.  For the year ended June 30, 2018, we recognized $2.6 million of management fees and $1.3 million of administrative fees related to the management and administration of GECC.  For the period November 3, 2016 through June 30, 2017, we recognized $1.5 million of management fees and $0.6 million of administrative fees related to the management and administration of GECC.  The year ended June 30, 2018 was the first full year of the management and administrative agreements.  The increase in these fee revenues is primarily attributable to an increase in assets under management and a full 12 months of operations in the current year.

Incentive fees for the year ended June 30, 2018 were $0.2 million as compared to $2.8 million for the period November 3, 2016 to June 30, 2017.  Incentive fees are based on GECC’s results of operations; in order to receive incentive fees that are based on NII, GECC’s NII must exceed the 1.75% quarterly hurdle rate.  We also earn an incentive fee based on GECC’s net capital gains.  The decrease in incentive fees earned based on NII is primarily due to the current year incentive fee reversal described below.  Our recognized incentive fees are not expected to be collected within the next 12 months.  We did not recognize incentive fees based on capital gains in either the current or prior periods.

In March 2018, the Company reversed approximately $2.1 million of incentive fees earned by GECM and recognized in revenue in prior periods.  Generally, GECM earns 20% of GECC’s pre-incentive fee NII in excess of a 7% hurdle under its investment management agreement with GECC.  To the extent that any of such NII is composed of non-cash income, then payment of the incentive fees owed to GECM in respect of such NII is deferred until received by GECC in cash.  GECC’s largest investment, Avanti, has generated significant non-cash income in the form of payment-in-kind (PIK) interest.  In connection with the recent restructuring of Avanti completed on April 26, 2018, GECC’s investment in Avanti’s third lien notes was converted into Avanti common equity.  In March 2018, as a result of this debt-for-equity conversion, we determined that the incentive fees associated with the portion of such PIK interest generated by the third lien notes previously accrued in prior periods could not be recognized in revenue and were reversed.

In June 2018, the Company reversed approximately $0.6 million of incentive fees earned by GECM primarily related to GECC’s investment in Avanti.  After performing the hypothetical liquidation calculation, we determined that these incentive fees could not be recognized in revenue.

Investment Management Costs and Expenses.  For the year ended June 30, 2018, costs of our investment management business consisted of payroll and related costs of $6.7 million (including $3.5 million of stock based compensation); facilities and other administrative costs of $0.8 million; consulting fees of $0.7 million; amortization of intangible assets acquired of $0.6 million and interest expense of $0.2 million.  During the period for November 3, 2016 through June 30, 2017, our investment management business’ costs primarily consisted of payroll and related costs of $3.5 million (inclusive of stock based compensation); facilities and other administrative costs of $1.3 million, amortization of intangible assets acquired of $0.3 million and interest expense of $0.3 million.  We will continue to amortize the intangible assets associated with our investment management business over the remaining useful life of 13.3 years as of June 30, 2018.

Real Estate Business

The following table provides the results of our real estate business since its commencement in March 2018 (dollars in thousands):

March 6, 2018 to June 30, 2018
Revenue:
Total revenue	$1,850
Operating costs and expenses:
General and administrative	(375)
Stock-based compensation	-
Depreciation and amortization	(538)
Total operating expenses	(913)
Other income (expense):
Interest expense	(854)
Other income (expense)	-
Total other expense, net	(854)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$83

Real Estate Revenue.  For the year ended June 30, 2018, we recognized $1.9 million of rental income in connection with our newly acquired Class A office buildings in Fort Myers, Florida.

Real Estate Costs and Expenses.  During the year ended June 30, 2018, our real estate business’ costs primarily consisted of management fees, insurance, real estate taxes and state sales tax expense of $0.4 million, depreciation of $0.4 million and the amortization of intangible assets totaling $0.2 million.  In addition, we incurred $0.9 million of interest expense in connection with the Senior and Subordinated Notes (each as defined herein).  We will continue to amortize the intangible assets associated with our real estate business over the remaining useful life of 11.7 years.

Operating Costs - General Corporate

The following table represents operating expenses for the 2018, 2017 and 2016 fiscal years, respectively (dollars in thousands):

	For the years ended June 30,
	2018	Percent Change	2017	Percent Change	2016
Revenue:
Total revenue	$-	n/a	$-	n/a	$-
Operating costs and expenses:
General and administrative	(5,761)	48%	(3,883)	(60)%	(9,772)
Stock-based compensation	(938)	77%	(530)	(100)%	-
Depreciation and amortization	(1)	(100)%	-	100%	(63)
Total operating expenses	(6,700)		(4,413)		(9,835)
Other income (expense):
Interest expense	-	(100)%	(6,036)	22%	(4,947)
Other income (expense)	(143)	(98)%	(7,712)	(3327)%	239
Total other expense, net	(143)		(13,748)		(4,708)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(6,843)	(62)%	$(18,161)	25%	$(14,543)

General and Administrative Expenses.  General and administrative expenses consisted primarily of (1) salary and benefit expenses; (2) facility costs for our finance, legal, and other administrative services functions; and (3) costs incurred in the investigation and diligence of potential acquisitions.

For the years ended June 30, 2018, 2017 and 2016, general and administrative expenses were $5.8 million, $3.9 million, and $9.8 million respectively.  The lower expense for the year ended June 30, 2017 as compared to the years ended June 30, 2018 and 2016 is primarily attributable to a one-time reimbursement of professional and other fees associated with the formation of GECC of approximately $3.0 million, which was recognized and expensed in fiscal 2016 and reimbursed in fiscal 2017.  Excluding the impact of the one-time reimbursement, general and administrative expenses have continued to trend downward between fiscal 2016 and fiscal 2018 due to reductions in general corporate overhead undertaken by our management team.

Dividends.  For the year ended June 30, 2018, we earned $2.4 million of dividends on our investment in GECC.  For the period from November 3, 2016 to June 30, 2017, we earned $1.3 million of dividends on our investment in GECC.  The increase in dividends is the result of having a full year of dividends for fiscal 2018 whereas fiscal 2017 included only a partial year of dividends as GECC did not begin distributing dividends until December 2016.  In order to maintain its regulated investment company status for tax purposes and avoid excise taxes, GECC is required to distribute a significant portion of its net income to its stockholders.  We record our pro rata share of such distributions if, as and when declared by GECC’s board of directors.

Unrealized Loss.  We mark-to-market our investment in GECC by reference to the closing price of GECC common stock on Nasdaq (an observable Level 1 valuation input).  For the year ended June 30, 2018, we recognized $2.7 million of unrealized loss.  For the period from November 1, 2016 (when we deconsolidated GECC) to June 30, 2017, we recognized $9.1 million of unrealized loss.  We may be required to record further losses related to our investment in GECC in the future.

Interest Expense, net.  Total interest expense incurred during fiscal 2017 was $6.0 million related to the previously outstanding related party senior notes.  This represents: $2.0 million of premium paid on retirement of our senior notes; $2.8 million of non-cash write off of original issue discount and deferred issuance costs; and $1.2 million of interest on the senior notes from July 1, 2016 to the October 18, 2016 payoff date.

Interest expense for the fiscal year ended June 30, 2016 was attributable to interest on our related party senior notes issued on June 28, 2013 and paid off on October 18, 2016.  Interest expense on the senior notes during fiscal 2016 consisted of in-kind payments and amortization of a discount and deferred issuance costs.

Income Taxes

Although in the aggregate we expect to owe no Federal taxes for the year ended June 30, 2018, we are required to provide intra period taxes allocated between continuing operations and discontinued operations.  State and local taxes are immaterial for the fiscal year.

Summary of Discontinued Operations

As a result of the Divestiture, the results related to these activities have been reclassified to discontinued operations, inclusive of the recognized gain on the disposal, for all periods presented in the accompanying consolidated statements of operations.  The following table illustrates (in thousands) the material items of discontinued operations as reclassified in each fiscal year ended June 30:

	2018	2017	2016
Discontinued operations:
Net revenue	$-	$8,750	$27,826
Patent licensing expenses(1)	-	(5,630)	(30,780)
General and administrative expenses	(165)	-	(2,876)
Gain (loss) from discontinued operations	(165)	3,120	(5,830)
Gain on sale of discontinued operations	-	-	29,795
Total pretax gain (loss) on discontinued operations	(165)	3,120	23,965
Income tax benefit (expense)	-	(917)	(5,103)
Net gain (loss) from discontinued operations	$(165)	$2,203	$18,862
(1)	Amount related to the fiscal year ended June 30, 2017 primarily consists of non-recurring fee split obligations associated with the Microsoft settlement as further discussed below.

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

Our recognized revenues for the year ended June 30, 2016 was substantially derived from licensing and selling of our intellectual property in two significant transactions with Lenovo that closed in April 2014.  During the fiscal year ended June 30, 2016, we recognized net revenue of $27.8 million, representing non-cash revenue equal to all of the remaining deferred revenue of the Lenovo contract, as a result of the Divestiture of our intellectual property portfolio and corresponding performance obligations.

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

Throughout fiscal 2016, we experienced limited successes abroad resulting in the recognition of litigation fee reimbursements totaling approximately $3.0 million, which were immediately offset by rulings in favor of the defendants in trials in the United Kingdom totaling approximately $3.1 million.

General and Administrative Expenses, Discontinued Operations

During the year ended June 30, 2018, we incurred discontinued operating costs of $0.2 million related to the work associated with settling claims on the representations and warranties in connection with the disposal of our legacy patent licensing business.  In the fiscal years ended June 30, 2018 and 2017, the general and administrative expenses of our discontinued operations consisted primarily of labor incurred by the divested subsidiary employees; facilities costs associated with the direct operations of the divested subsidiaries; other costs incurred by the divested subsidiaries not attributable to patent licensing; historical allocations of corporate employees directly related to the affairs of the divested subsidiaries; and other corporate costs associated with the operations of the divested subsidiaries.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2018, 2017 and 2016, respectively (in thousands):

	As of June 30,
	2018	2017	2016
Current Assets	$63,594	$68,014	$80,821
Current Liabilities	8,510	5,728	44,060
Working Capital	$55,084	$62,286	$36,761
Long Term Liabilities	$60,491	$4,750	$16

	Fiscal Year end June 30,
	2018	2017	2016
Cash provided by (used in) operating activities	$(3,845)	$(10,491)	$(34,580)
Cash provided by (used in) investing activities	(2,368)	(30,135)	41,675
Cash provided by (used in) financing activities	3,859	5,809	(142)
Net increase (decrease) in cash and cash equivalents	$(2,354)	$(34,817)	$6,953

Working Capital and Cash Flows

As of June 30, 2018, we had a cash balance of $43 million.  We also own 1,966,667 shares of GECC common stock with an estimated fair value of $18.2 million as of June 30, 2018.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.  See “Item 1A. Risk Factors.”

Cash Used in Operating Activities.  Cash flows used in operating activities totaled $3.8 million, $10.5 million and $34.6 million for the 2018, 2017 and 2016 fiscal years, respectively.

In fiscal year 2018, net cash used in operating activities consisted primarily of the following revenues and expenses: $4.1 million of investment management revenue received; $1.9 million of real estate revenue received; $4.3 million of cash based compensation and benefits paid to our employees; $1.4 million of costs incurred in the investigation and diligence of acquisition opportunities; $1.7 million of professional fees incurred; $0.4 million of real estate administrative expenses; $0.7 million of consulting fees and $0.8 million of rental and insurance expenses.

In fiscal year 2017, the net cash used in our continuing operations were primarily the result of settling significant portions of operating expenses as incurred; increases in receivables from our investment management fees and dividends due on our investment in GECC totaling $3.5 million; and the pay down our accounts payable and other accrued expenses by $1.5 million.

The cash used in fiscal year 2016 is primarily attributable to the disposal of our patent licensing business.

Cash Provided by or Used in Investing Activities.  Cash flows used in investing activities totaled $2.4 million and $30.1 million for the 2018 and 2017 fiscal years, respectively.  For fiscal year 2018, our investing activities primarily relate to the acquisition of our initial real estate assets, and for fiscal year 2017, our investing activities primarily relate to the deconsolidation of GECC.  Cash flows provided by investing activities totaled $41.7 million for the 2016 fiscal year, which primarily relate to the sale of our discontinued operations and other investments.

Cash Provided by or Used in Financing Activities.  Cash flows provided by financing activities totaled $3.9 million and $5.8 million for the 2018 and 2017 fiscal years, respectively.  In fiscal year 2018 our financing activities primarily relate to the exercise of warrants resulting in cash proceeds of $4.6 million and the issuance of 1,266,000 shares of our common stock.  This cash inflow was partially offset by payments made on the Senior Note payable related to our real estate business of $0.6 million.  In fiscal year 2017 our financing activities primarily related to the issuance of common shares offset by the related equity issuance costs and principal payments on the related party note payable.  Cash flows used in financing activities totaled $0.1 million for the 2016 fiscal year which related to the purchase of treasury stock.

Related Party Notes Payable.  In October 2016, we called and retired the previously outstanding senior notes.  As part of the retirement, we made cash payments totaling approximately $39.8 million; consisting of interest payments of $1.2 million; call premiums totaling $2.0 million; and principal payments of $36.6 million.

As of June 30, 2018, we had a related party GP Corp. note (the GP Corp. Note) due to MAST Capital totaling $3.2 million that accrues interest at a variable rate of LIBOR plus 3.0% as adjusted for each 90-day period (at June 30, 2018 the effective rate was 5.34%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between GECM and GP Corp. that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

As of June 30, 2018, we had a senior note (the Senior Note) due to Wells Fargo Trust Company, National Association with a principal balance of $54.2 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030.  The Senior Note requires monthly principal and interest payments.  The Senior Note is secured by a first lien mortgage on the Property and an assignment of leases and rents, with no recourse to any of our other assets, entities or operations.

As of June 30, 2018, we had a subordinated note (the Subordinated Note) due to Wells Fargo Trust Company, National Association with a principal balance of $2.8 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030.  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property and an assignment of leases and rents, with no recourse to any of our other assets, entities or operations.

Contractual Obligations

Our contractual obligations as of June 30, 2018 are presented in the table below (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Senior Note payable	$70,066	$3,857	$7,980	$8,367	$49,862
Subordinated Note payable	16,270	-	-	-	16,270
Related party note payable(1)	4,563	172	492	476	3,423
Operating Lease Obligations	2,239	336	698	732	473
Total Contractual Obligations	$93,138	$4,365	$9,170	$9,575	$70,028

(1)	Includes estimated interest based on an interest rate of 5.34%, the average 90-day LIBOR rate plus 3%, as of June 30, 2018.

Non-GAAP Measurements

The SEC has adopted rules to regulate the use in filings with the SEC, and in public disclosures of financial measures, that are not in accordance with US GAAP, such as EBITDA and adjusted EBITDA, omission of non-recurring or infrequent items, and other omissions of non-cash items whether recurring or non-recurring.  These measures are derived from methodologies other than in accordance with US GAAP and thus are considered Non-GAAP.

We believe that EBITDA, the non-cash adjustments listed below and adjusted EBITDA, are relevant and useful information to investors as these measurements are a component of internal management reporting and are important metrics that management uses in evaluating the performance of our reportable segments.  In addition, management uses these metrics when evaluating acquisition opportunities and when comparing our performance to that of our peers.

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

Since we did not have material recurring revenue generating operations from our discontinued patent licensing business for the year ended June 30, 2016, our management did not utilize EBITDA or adjusted EBITDA in evaluating the results or for planning purposes; correspondingly, that period has not been presented.

The following table reconciles US GAAP results of operations to EBITDA and adjusted EBITDA for the periods ended June 30, 2018 and 2017:

	For the period ended June 30, 2018
(Dollar amounts in thousands)	Investment Management(1)	Real Estate(2)	General Corporate(3)	Total
Net loss - GAAP	$(4,910)	$83	$(6,679)	$(11,506)
EBITDA:
Net loss - GAAP	$(4,910)	$83	$(6,679)	$(11,506)
Interest	217	854	-	1,071
Taxes	-	-	(329)	(329)
Depreciation and amortization	585	538	1	1,124
EBITDA	$(4,108)	$1,475	$(7,007)	$(9,640)
Adjusted EBITDA:
EBITDA	$(4,108)	$1,475	$(7,007)	$(9,640)
Stock based compensation	3,487	-	938	4,425
Unrealized loss on investment in GECC	-	-	2,714	2,714
Non-reimbursable MAST Capital expenses	281	-	128	409
Unrecognized incentive fees earned(4)	1,155	-	-	1,155
Re-measurement of warrant liability	8	-	-	8
Adjusted EBITDA	$823	$1,475	$(3,227)	$(929)

	For the period ended June 30, 2017
(Dollar amounts in thousands)	Investment Management(1)	Real Estate(2)	General Corporate(3)	Total
Net loss - GAAP	$(503)	$-	$(14,734)	$(15,237)
EBITDA:
Net loss - GAAP	$(503)	$-	$(14,734)	$(15,237)
Interest	285	-	6,036	6,321
Taxes(5)	14	-	-	14
Depreciation and amortization	340	-	-	340
EBITDA	$136	$-	$(8,698)	$(8,562)
Adjusted EBITDA:
EBITDA	$136	$-	$(8,698)	$(8,562)
Stock based compensation	1,434	-	529	1,963
Unrealized loss on investment in GECC	-	-	9,114	9,114
Re-measurement of warrant liability	(30)	-	-	(30)
Adjusted EBITDA	$1,540	$-	$945	$2,485
(1)	Our investment management business began in November 2016 and there was no related activity prior to that date.
(2)	Our real estate business began in March 2018 and there was no related activity prior to that date.
(3)	Our general corporate business has been in operation for the years ended June 30, 2018 and 2017.
(4)	Unrecognized incentive fees include amounts earned under investment management agreements which are not recognized under US GAAP.
(5)

For the fiscal year ended June 30, 2017, the Company incurred approximately $1.2 million of tax benefit from its loss on continuing operations, off-set by $1.2 million of tax expense from discontinued operations.

Off-Balance Sheet Obligations

As of June 30, 2018 and 2017, we did not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

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

In evaluating market risk, it is important to note that a significant portion of our revenue is based on the market value of assets under management.  As noted in “Item 1A. Risk Factors,” declines in financial market values negatively impact our revenue and net income.

Our primary direct exposure to equity price risk arises from our investment in GECC shares.  Equity price risk as it relates to this investment represents the potential future loss of value that would result from a decline in the net asset value of GECC or the fair value of the equity securities.

Additionally, we are exposed to interest rate risk through our GP Corp. Note which has a variable interest based on the 90-day LIBOR rate.  A significant increase in the LIBOR rate would result in increased interest expense related to this note payable.

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

Per Rule 3-09 of Regulation S-X, the audited financial statements of GECC for the year ended December 31, 2017 included in GECC’s registration statement on Form N-2 (File No.  333-217222), as amended, filed with the SEC on August 21, 2018, are incorporated herein by reference.  We include the financial statements of GECC because our investment in GECC meets the test of significance under Rule 3-09 in Regulation S-X.  The management of GECC is responsible for the form and content of GECC’s financial statements.  Certain officers of GECC are also officers of GECM and Mr. Reed is our Chief Executive Officer as well as the Chief Executive Officer of GECC.  GECM serves as the investment advisor to GECC.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Our Audit Committee approved the appointment of Deloitte & Touche LLP (Deloitte) as our independent registered public accounting firm, effective May 30, 2017, as described further below.  Accordingly, and in connection therewith, we dismissed Grant Thornton LLP (Grant Thornton) as our independent registered public accounting firm effective as of that same date.

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

Our Audit Committee engaged Deloitte as our new independent registered public accounting firm effective May 30, 2017 to perform independent audit services for the fiscal year ending June 30, 2017.  During the fiscal years ended June 30, 2016 and 2015 and the subsequent interim period through May 30, 2017, we did not consult Deloitte regarding either:

▪

the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements in connection with which either a written report or oral advice was provided to us that Deloitte concluded was an important factor considered in reaching a decision as to the accounting, auditing or financial reporting issue; or

▪

any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S‑K and the related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for preparation of the accompanying financial statements in accordance with US GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 as required by the Exchange Act.  In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified deficiencies, specified below, in the principles associated with each component of the COSO framework that constituted material weaknesses either individually or in the aggregate.

Control Environment

We did not maintain an effective control environment based on the criteria established in the COSO framework to enable the identification and mitigation of risks of material accounting errors based on:

•

An insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper environment for effective internal control over financial reporting and to ensure that (i) there were adequate processes for oversight, (ii) there was accountability for the performance of internal control over financial reporting responsibilities, and (iii) corrective activities were appropriately applied, prioritized, and implemented in a timely manner.

•	Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting material accounting errors.

Risk Assessment

We did not design and implement an effective risk assessment based on the criteria established in the COSO framework, specifically relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact our system of internal controls.

Control Activities

We did not design and implement effective control activities based on the criteria established in the COSO framework. Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.

Information and Communication

We did not generate and provide quality information and communication based on the criteria established in the COSO framework, specifically relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Monitoring Activities

We did not design and implement effective monitoring activities based on the criteria established in the COSO framework. Specifically, we did not maintain effective monitoring controls to ascertain whether the components of internal control are present and functioning.

Remediation Plan and Status for Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017, management concluded as of June 30, 2017 that several material weaknesses existed at that date.  Management has been engaged in remediation efforts to address the material weaknesses throughout fiscal year 2018. We made enhancements to our control environment from various activities including the following:

•

We added finance personnel to the organization to strengthen our internal accounting team and rely less on outside consultants.  The internal positions added included a Controller, Accounting Manager, and Financial Reporting Manager;

•

We engaged an outside firm to assist management in identifying internal control gaps impacting its corporate and investment management business, enhance the design and implementation of internal controls, and test the operating effectiveness of certain of these controls;

•	We initiated a process to evaluate and design the additional controls required for the recently acquired real estate business;
•	We enhanced documentation of accounting policies and positions on technical accounting topics throughout the year.

Our remediation activities are continuing.  In addition to implementing and refining the above activities, we expect to engage in additional activities in the current year, including:

•

Adding more senior technical accounting resources to address the existing and newly acquired businesses to enhance our control environment, including oversight processes, identification and accountability for the execution of internal control procedures, and institute any corrective actions;

•

Continue to engage outside consultants to assist in the design, implementation, and documentation of internal controls that address the relevant risks, are properly designed, and provide for appropriate evidence of performance of the internal control;

•

Assess the information systems of our existing and acquired businesses to determine if there are internal control gaps that should be addressed in the general information technology controls and implement any needed improvements for existing systems and implement more extensive internal control reporting packages for recently acquired businesses;

•	Engage external consultants to provide support related to more complex applications of GAAP and document and assess our accounting policies and procedures for existing and acquired businesses;
•

Enhance the execution of our risk assessment activities by evaluating whether the design of our internal controls appropriately address changes in the business and that could impact our system of internal controls;

•

Engage outside consultants to perform tests of our system of internal controls to monitor the operating effectiveness of operation of our internal controls and gain assurance whether such controls are present and functioning.

We continue to redesign and implement internal control activities. We continue to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses.

While we have made and expect to make additional improvements to our internal controls, we may determine that additional steps beyond those described above may be necessary to remediate the material weaknesses. While we intend to resolve all of the material control deficiencies discussed above, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date.  We have not yet quantified the cost to implement our planned remediation activities related to our existing or recently acquired businesses, which have not been fully assessed.

The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Elm Capital Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Elm Capital Group, Inc. and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated September 13, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Control Environment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) a sufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper environment for effective internal control over financial reporting and to ensure that (a) there were adequate processes for oversight, (b) there was accountability for the performance of internal control over financial reporting responsibilities, and (c) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (ii) oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting material accounting errors.

Risk Assessment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) addressing relevant risks, (ii) providing evidence of performance, (iii) providing appropriate segregation of duties, or (iv) operating at a level of precision to identify all potentially material errors.

Information and Communication - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Monitoring - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to monitoring activities to ascertain whether the components of internal control are present and functioning.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 13, 2018

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 15 by reference.

Financial Statement Schedules

Schedules, except for Schedule III on page S-1, are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibits

The exhibit index attached hereto is incorporated by reference.  We will furnish any exhibit upon request made to our Corporate Secretary, 800 South Street, Suite 230, Waltham, MA 02453.  We charge $0.50 per page to cover expenses of copying and mailing.

Item 16.  Form 10-K Summary.

We have elected not to provide a Form 10-K summary.

EXHIBIT INDEX

Unless otherwise indicated, all references are to filings by Great Elm Capital Group, Inc., formerly known as Unwired Planet, Inc.  (the Registrant) with the Securities and Exchange Commission under File No.  001-16073

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 7, 2016)

2.2

First Amendment to the Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 25, 2016)

2.3

Asset Purchase Agreement, dated as of November 3, 2016, by and between GECC GP Corp. and MAST Capital Management LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 9, 2016)

2.4

Contract of Purchase and Sale, dated as of March 6, 2018, by and between IT Fort Myers Holdings LLC and Great Elm FM Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on March 6, 2018)

2.5

Transaction Agreement, dated as of September 7, 2018, by and among Corbel Capital Partners SBIC, L.P., NWMI Manager LLC, Valley Healthcare Holding, LLC and Great Elm DME Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 11, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 15, 2013)

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on May 10, 2012)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 5, 2016)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 16, 2016)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 17, 2017)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on November 15, 2013)

4.1	Amended and Restated Form of the Registrant’s common stock certificate (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on May 15, 2018)

4.2	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-A filed on January 29, 2018)

4.3

Stockholders’ Rights Agreement, dated as of January 28, 2018, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-A filed on January 29, 2018)

4.4	Securities Purchase Agreement by and between the Registrant and Indaba Capital Fund, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2013)

10.1

Investment Management Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No.  814-01211))

10.2

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No.  814-01211))

Exhibit No.	Description

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

10.9

Agreement and Plan of Merger, dated as of June 23, 2016 by and between Great Elm Capital Corp. and Full Circle Capital Corporation (incorporated by reference to the Pre-Commencement Solicitation filed on June 27, 2016 by Great Elm Capital Corp. (File No. 814-01211)

10.10	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to Form 10-K filed on September 28, 2001) (1)

10.11	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 12, 2004) (1)

10.12	Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014) (1)

10.13	Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012) (1)

10.14

Second Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective September 13, 2013 and November 12, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on February 7, 2014) (1)

10.15

Form of Notice of Stock Option Grant and Form of Stock Option Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 filed on December 4, 2009 (File No.  333-163480) (1)

10.16

Form of Notice of Restricted Stock Bonus Grant and Form of Restricted Stock Bonus Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 4, 2009 (File No.  333-163480)) (1)

10.17	2016 Long-Term Incentive Compensation Plan (incorporated by reference to Annex D to the Proxy Statement filed on May 25, 2016) (1)

10.18	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016) (1)

10.19	Employment Offer Letter dated October 30, 2015 between the Registrant and James D. Wheat (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2015) (1)

10.20	Amended Notice of Option Award to Boris Teksler (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2016) (1)

Exhibit No.	Description

10.21	Letter Agreement, dated July 5, 2016 between the Registrant and Boris Teksler (incorporated by reference to Exhibit 10.1 the Form 8-K filed on July 6, 2016) (1)

10.22	Separation Agreement and Release, dated July 5, 2016, between the Registrant and Boris Teksler (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on September 14, 2016) (1)

10.23	Separation Agreement and Release, dated July 5, 2016, between the Registrant and Noah D. Mesel (incorporated by reference to Exhibit 10.21 to the Form 10-K filed on September 14, 2016) (1)

10.24	Offer letter, dated July 18, 2016, from the Registrant to Richard S. Chernicoff (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 20, 2016) (1)

10.25	Notice of stock Option Grant, dated July 18, 2016 to Richard S. Chernicoff (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 20, 2016) (1)

10.26	Offer letter, dated November 3, 2016 from the Registrant to Peter A. Reed (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on November 9, 2016) (1)

10.27

Amended and Restated Backstop Investment Agreement, dated as of October 13, 2016, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on October 14, 2016 (File No.  333-213620))

10.28

Registration Rights Agreement, dated as of September 13, 2016, by and among the Registrant and the holders named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 14, 2016)

10.29

Separation Agreement, dated as of September 18, 2017, by and among the Registrant, Great Elm Capital Management, Inc., GECC GP Corp., the MAST Funds named therein, David J. Steinberg, Peter A.  Reed and Adam M.  Kleinman (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on September 19, 2017)

10.30	Offer Letter, dated September 18, 2017, from the Registrant to Peter A. Reed (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 20, 2017) (1)

10.31	Offer Letter, dated September 18, 2017, from the Registrant to John J. Woods (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on September 20, 2017) (1)

10.32	Form of Amended and Restated Notice of Performance Stock Award (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on September 20, 2017) (1)

10.33	Great Elm Capital Management Performance Bonus Plan, in effect as of September 18, 2017 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on September 20, 2017) (1)

10.34

Amended and Restated Senior Secured Note, dated September 18, 2017, by and between GECC GP Corp. and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on September 20, 2017)

10.35

Warrant to Purchase Shares of Common Stock, dated September 18, 2017, issued by the Registrant to MAST Capital Management, LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on September 20, 2017)

10.36

Share Registration Agreement, dated September 18, 2017, by and between the Registrant and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on September 20, 2017)

10.37

Warrant to Purchase Shares of Common Stock, dated September 18, 2017, issued by the Registrant to Northern Right Capital Management, L.P. (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 20, 2017)

10.38

Share Registration Agreement, dated September 18, 2017, by and between the Registrant and Northern Right Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on September 20, 2017)

Exhibit No.	Description

10.39	Letter Agreement, dated September 18, 2017, by and between Great Elm Capital Management, Inc. and GECC GP Corp. (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on September 20, 2017)

10.40	Separation Agreement, dated as of March 21, 2018, by and between the Registrant and Richard S. Chernicoff, (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 15, 2018)

10.41*	Offer Letter, dated March 31, 2018, by and between the Registrant and Adam M. Kleinman (1)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.3*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited financial statements of Great Elm Capital Corp. (incorporated by reference to pages F-33 to F-63 to the Form N-2 (File No. 333-219574) filed on July 31, 2017 by Great Elm Capital Corp.)

101.1INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 13, 2018.

GREAT ELM CAPITAL GROUP, INC.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 13, 2018.

Signature	Title

/s/ Peter A. Reed	Chief Executive Officer and Director
Peter A. Reed	(Principal Executive Officer)

/s/ John J. Woods	Chief Financial Officer
John J. Woods	(Principal Financial and Accounting Officer)

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ Thomas S. Harbin III	Director
Thomas S. Harbin III

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Jeffrey S. Serota	Director
Jeffrey S. Serota

/s/ Mark A. Snell	Director
Mark A. Snell

/s/ Hugh Steven Wilson	Director
Hugh Steven Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Elm Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Elm Capital Group, Inc. and subsidiaries (the "Company") as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended June 30, 2018 and 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 13, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBULIC ACCOUNTING FIRM

Board of Directors and Stockholders

Great Elm Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Great Elm Capital Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016 (not presented herein), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Elm Capital Group, Inc. and subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for the year ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Phoenix, Arizona

September 13, 2016

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

	As of June 30,
ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$42,962	$45,894
Restricted cash	578	-
Management fees receivable - related party	754	549
Dividend receivable - related party	163	163
Related party receivable	421	348
Investments, at fair value (cost $30,000)	18,172	20,886
Prepaid and other current assets	544	174
Total current assets	63,594	68,014
Rent receivable (restricted)	197	-
Incentive fees receivable - related party	2,919	2,757
Real estate assets, net	55,641	-
Property and equipment, net	41	41
Identifiable intangible assets, net	9,400	4,102
Right to use asset, net	1,521	1,688
Other assets, net	274	92
Total assets	$133,587	$76,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32	$52
Accrued liabilities	2,408	1,183
Accrued compensation	127	214
Lease liabilities	336	421
Liabilities related to discontinued operations	3,608	3,608
Senior note payable	1,999	-
Related party note payable	-	250
Total current liabilities	8,510	5,728
Lease liabilities, net of current portion	1,304	1,640
Warrant liability	-	186
Senior note payable, net of current portion	49,678	-
Subordinated note payable	5,954	-
Related party note payable, net of current portion	3,224	2,924
Other liabilities	331	-
Total liabilities	69,001	10,478
Commitments and Contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 25,480,200 shares issued and 24,718,395 outstanding at June 30, 2018; and 24,258,847 shares issued and 23,200,153 outstanding at June 30, 2017	25	23
Additional paid-in-capital	3,302,886	3,293,683
Accumulated deficit	(3,238,547)	(3,227,480)
Total Great Elm Capital Group, Inc. stockholders' equity	64,364	66,226
Non-controlling interest	222	(10)
Total stockholders' equity	64,586	66,216
Total liabilities and stockholders' equity	$133,587	$76,694

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data

	For the years ended June 30,
	2018	2017	2016
Management and administration fees	$3,922	$2,170	$-
Incentive fees	163	2,757	-
Rental income	1,850	-	-
Total revenue	5,935	4,927	-
Operating costs and expenses:
Investment management expenses	8,206	4,779	-
Real estate expenses	375	-	-
Depreciation and amortization	1,124	340	63
General and administrative	6,699	4,413	9,772
Total operating costs and expenses	16,404	9,532	9,835
Operating loss	(10,469)	(4,605)	(9,835)
Dividends and interest income	2,579	1,306	6
Unrealized loss on investment in GECC	(2,714)	(9,114)	-
Interest expense, net	(1,071)	(6,321)	(4,947)
Other income, net	5	84	233
Loss from continuing operations, before income taxes	(11,670)	(18,650)	(14,543)
Provision for (benefit from) income taxes	(329)	(1,210)	(5,103)
Loss from continuing operations	(11,341)	(17,440)	(9,440)
Discontinued operations:
Gain on sale of discontinued operations, net of tax	-	-	24,692
Income (loss) from discontinued operations, net of tax	(165)	2,203	(5,830)
Net income (loss) from discontinued operations, net of tax	(165)	2,203	18,862
Net income (loss)	$(11,506)	$(15,237)	$9,422
Less: net loss attributable to non-controlling interest	(439)	(30)	-
Net income (loss) attributable to Great Elm Capital Group	$(11,067)	$(15,207)	$9,422
Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.45)	$(1.06)	$(1.00)
Discontinued operations	(0.01)	0.13	2.00
Net income (loss)	$(0.46)	$(0.93)	$1.00
Weighted average shares outstanding
Basic and diluted	24,277	16,433	9,412

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollar amounts in thousands

	For the years ended June 30,
	2018	2017	2016
Other comprehensive income (loss)
Net income (loss)	$(11,506)	$(15,237)	$9,422
Gain (loss) on foreign currency translation adjustment	-	-	(234)
Total comprehensive income (loss)	(11,506)	(15,237)	9,188
Comprehensive income (loss) attributable to non-controlling interest	(439)	(30)	-
Total comprehensive income (loss) attributable to Great Elm Capital Group	$(11,067)	$(15,207)	$9,188

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollar and share amounts in thousands

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2015	9,373	$9	(11)	$(93)	$3,245,049	$234	$(3,221,695)	$23,504	$-	$23,504
Net income	-	-	-	-	-	-	9,422	9,422	-	9,422
Other comprehensive loss	-	-	-	-	-	(234)	-	(234)	-	(234)
Issuance of common stock related to vesting of restricted stock units	122	-	-	-	(103)	-	-	(103)	-	(103)
Retirement of treasury stock	(28)	-	28	235	(235)	-	-	-	-	-
Purchase of treasury stock	-	-	(17)	(142)	-	-	-	(142)	-	(142)
Stock-based compensation	-	-	-	-	4,374	-	-	4,374	-	4,374
BALANCE, June 30, 2016	9,467	9	-	-	3,249,085	-	(3,212,273)	36,821	-	36,821
Net loss	-	-	-	-	-	-	(15,207)	(15,207)	(30)	(15,237)
Acquisition of GP Corp.	-	-	-	-	-	-	-	-	20	20
Issuance of common stock in rights offering, net of issuance costs	13,701	12	-	-	42,635	-	-	42,647	-	42,647
Issuance of common stock related to vesting of restricted stock units	32	2	-	-	-		-	2	-	2
Stock-based compensation	-	-	-	-	1,963	-	-	1,963	-	1,963
BALANCE, June 30, 2017	23,200	23	-	-	3,293,683	-	(3,227,480)	66,226	(10)	66,216
Net Loss	-	-	-	-	-	-	(11,067)	(11,067)	(439)	(11,506)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-
Acquisition of CRIC IT Fort Myers LLC	-	-	-	-	-	-	-	-	671	671
Issuance of common stock in exchange for cancelling the MAST Warrants	55	0	-	-	207	-	-	207	-	207
Issuance of common stock related to warrants exercise	1,266	1	-	-	4,571	-	-	4,572	-	4,572
Issuance of common stock related to vesting of restricted stock	198	1	-	-	-	-	-	1	-	1
Stock-based compensation	-	-	-	-	4,425	-	-	4,425	-	4,425
BALANCE, June 30, 2018	24,719	$25	-	$-	$3,302,886	$-	$(3,238,547)	$64,364	$222	$64,586

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the years ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(11,506)	$(15,237)	$9,422
(Income) loss from discontinued operations	165	(2,203)	5,830
Gain on sale of discontinued operations	-	-	(24,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,124	340	63
Stock-based compensation	4,425	1,963	2,029
Re-measurement of warrant liability	8	30	-
Unrealized loss on investment in GECC	2,714	9,114	-
Gain on foreign currency	-	-	(277)
Loss on fixed asset disposal	-	-	82
Amortization of premiums/discounts on investments, net	-	-	3
In kind interest payments on note payable	131	-	4,355
Amortization of debt discount and issuance costs	114	2,802	592
Non-cash loss on debt extinguishment	47	-	-
Deferred tax benefit	148	-	-
Changes in operating assets and liabilities:
Investment management fees receivable	(367)	(3,306)	-
Related party receivable	(73)	(348)	-
Rent receivable	(197)	-	-
Related party dividends receivable	-	(163)	-
Operating leases	(254)	-	-
Prepaid assets, deposits, and other assets	(117)	(81)	464
Accounts payable, accrued liabilities and other liabilities	(42)	(1,860)	1,845
Net cash used in operating activities - continuing operations	(3,680)	(8,949)	(284)
Net cash used in operating activities - discontinued operations	(165)	(1,542)	(34,296)
Net cash used in operating activities	(3,845)	(10,491)	(34,580)
Cash flows from investing activities:
Acquisition of subsidiary	-	(100)	-
Asset Acquisition	(2,355)	-	-
Purchases of property and equipment	(13)	(35)	(35)
Proceeds from sale of discontinued operations, net	-	-	30,000
Deconsolidation of GECC into equity method investment	-	(30,000)	-
Proceeds from sales and maturities of investments	-	-	11,710
Net cash provided by (used in) investing activities - continuing operations	(2,368)	(30,135)	11,675
Net cash provided by investing activities - discontinued operations	-	-	30,000
Net cash provided by (used in) investing activities	(2,368)	(30,135)	41,675
Cash flows from financing activities:
Proceeds from issuance of common stock	4,572	45,000
Principal payments on related party note payable	(76)	(36,838)	-
Principal payments on senior note payable	(637)	-	-
Payment of equity issuance costs	-	(2,353)	-
Purchase of treasury stock	-	-	(142)
Net cash provided by (used in) financing activities - continuing operations	3,859	5,809	(142)
Net cash provided by financing activities - discontinued operations	-	-	-
Net cash provided by (used in) financing activities	3,859	5,809	(142)

	For the years ended June 30,
	2018	2017	2016
(continued)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,354)	(34,817)	6,953
Cash, cash equivalents and restricted cash at beginning of year	45,894	80,711	73,758
Cash, cash equivalents and restricted cash at end of year	$43,540	$45,894	$80,711

Cash paid for interest	$803	$3,535	$-

Non-cash financing activities
Issuance of related party note payable in acquisition	$-	$3,424	$-
Issuance of equity-linked instruments classified as warrant liability	-	216	-
Retirement of treasury stock	-	-	235
Assumption of senior and subordinated notes payable in acquisition	58,016	-	-
Warrant liability settled with common stock issuance	194	-	-

As of June 30, 2018, amounts included in cash, cash equivalents and restricted cash at end of year consist of $42,962 thousand of cash and cash equivalents and $578 thousand of restricted cash as reported on the consolidated balance sheet.  As of June 30, 2017, amounts included in cash, cash equivalents and restricted cash at end of year consist of $45,894 of cash and cash equivalents as reported on the consolidated balance sheet and there was no restricted cash at that date.

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Great Elm Capital Group, Inc. (referred to as the Company, formerly Unwired Planet, Inc.) is a holding company incorporated in Delaware.  The Company currently has three reportable segments: investment management, real estate and general corporate.  The Company is pursuing business development opportunities in investment management, real estate and other industries.

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc., a Delaware corporation (GECM), entered into an investment management agreement (the IMA) with Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (GECC).

On November 3, 2016, Full Circle Capital Corporation merged with and into GECC (the Merger), and GECM hired the employees of MAST Capital Management, LLC, a Delaware limited liability company (MAST Capital), to manage the assets of GECC.  Certain funds managed by MAST Capital own approximately 7.9% of the Company’s common stock.  Through the Company’s 80.1% owned subsidiary, GECC GP Corp. (GP Corp.), the Company acquired assets and assumed related liabilities (collectively, the Acquisition) associated with the on-going operations of GECM.  Approximately 5% of the 19.9% non-controlling interest of GP Corp. is owned by MAST Capital, and its affiliates and officers.

As of June 30, 2018, the Company owns approximately 18% of the outstanding shares of GECC with a cost basis of $30 million.

Prior to the divestiture on June 30, 2016, as described in Note 3 – Discontinued Operations, the Company’s wholly-owned subsidiaries, Unwired Planet IP Holdings, Inc. and Unwired Planet IP Manager, LLC, were engaged in patent licensing with a portfolio of mobile technology patents and patent applications.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries, majority-owned subsidiaries, and subsidiaries in which we hold a controlling financial interest as of the financial statement date.  In most cases, a controlling financial interest often reflects ownership of a majority of the voting interests.  We consolidate a variable interest entity (VIE) when we possess both the power to direct the activities of the VIE that most significantly impacts its economic performance and we are either obligated to absorb the losses that could potentially be significant to the VIE or we hold the right to receive benefits from the VIE that could potentially be significant to the VIE.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GECM and Great Elm FM Acquisition Inc., and its majority-owned subsidiaries, GP Corp., Great Elm FM Holdings, Inc., and CRIC IT Fort Myers LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity.  Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations and consolidated statements of comprehensive income (loss).

Investment in GECC

On November 1, 2016, the Company deconsolidated its investment in GECC upon the Company no longer having a controlling financial interest in GECC.  The Company determined that, by virtue of being GECC’s investment manager, the Company has significant influence over GECC.  Upon deconsolidation, the Company owned approximately 17% of the outstanding shares of GECC and elected to account for its investment in GECC at fair value.  In accordance with this election, unrealized gains and losses at each measurement date are recognized as a component of net loss in the accompanying consolidated statements of operations and dividends are recognized if, as and when declared by GECC’s board of directors.  As of June 30, 2018, the Company owned approximately 18% of the outstanding shares of GECC.

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

During the year ended June 30, 2018, we incurred discontinued operating costs of $0.2 million related to the representations and warranties associated with the disposal of our legacy patent licensing.

Segments

In November 2016, the Company changed its organizational structure in connection with the Acquisition.  As of June 30, 2018, the Company has three reporting segments: investment management, real estate, and general corporate.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

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

Incentive Fees

Incentive fees earned from GECC and the separately managed accounts managed by GECM are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0%.

Incentive fees are recorded based upon a hypothetical liquidation of net assets on the reporting date and the distribution of the net proceeds in accordance with the respective investment management agreements.  Incentive fees recorded may be subject to reversal to the extent the amount recorded exceeds the amount due to GECM based on negative investment performance after the reporting date.  Accrued but unpaid incentive fees and deferred incentive fees due from GECC as of the reporting date are recorded in related party investment management fees receivable in the accompanying consolidated balance sheet.  Incentive fees realized and collected are not subject to reversal.  As of June 30, 2018 and 2017, approximately $2.9 million and $1.7 million, respectively, of incentive fees recognized in revenue were subject to reversal.

In March 2018, the Company reversed approximately $2.1 million of incentive fees earned by GECM under the IMA and recognized in revenue in prior periods.  Generally, GECM earns 20% of GECC’s pre-incentive fee net investment income (NII) in excess of a 7% per annum hurdle under its investment management agreement with GECC.  To the extent that any of such NII is composed of non-cash income, then payment of the incentive fees owed to GECM in respect of such NII is deferred until received by GECC in cash.  GECC’s largest investment, Avanti Communications Group plc (Avanti), has generated significant non-cash income in the form of payment-in-kind (PIK) interest.  In connection with a recent restructuring of Avanti completed on April 26, 2018, GECC’s investment in Avanti’s third lien notes was converted into Avanti common equity.  In March 2018, as a result of this debt-for-equity conversion, we determined that the incentive fees associated with the portion of such PIK interest generated by the third lien notes previously accrued in prior periods could not be recognized in revenue and were reversed.

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

Investment Management Expenses

The Company classifies all direct expenses of its investment management segment including: payroll, stock-compensation, and related taxes and benefits; facilities costs; and consulting; in investment management expenses in the accompanying consolidated statements of operations.  The Company has a three year contractual arrangement through November 2019 with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.

Real Estate Expenses

The Company classifies all direct expenses of its real estate segment including: real estate taxes, insurance, property management fees and other operating expenses in real estate expense in the accompanying consolidated statements of operations.  Under the terms of the lease, the Company may recover from the tenant certain expenses including: real estate taxes, insurance and other operating expenses; the recovery of these expenses is recognized in rental income in the accompanying consolidated statements of operations, in the same periods as the expenses are incurred.

Identifiable Intangible Assets

The Company amortizes its identifiable intangible assets over their estimated useful lives using a discounted cash flow attribution or straight-line methods as determined appropriate for each identifiable intangible asset.  The Company amortizes its identifiable intangible assets over periods ranging from twelve to fifteen years.  The Company’s identifiable intangible assets relate to the investment management assets acquired during the year ended June 30, 2017 and the in-place lease acquired as part of the real estate transaction during the year ended June 30, 2018.

Intangible assets are recorded at their estimated fair values at the date of acquisition.  Intangible assets with definite useful lives consist of investment management agreement intangible (IMAI), assembled workforce and in-place lease.  Intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  If circumstances require that a definite-lived intangible asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset to its carrying amount.  If the carrying amount of the definite-lived intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase.  Cash equivalents consist primarily of exchange-traded money market funds.  The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

The Company’s restricted cash consists of rental income received in advance and a portion of prior period rental income that is reserved for capital and certain operating expenses in connection with the Company’s real estate assets.

Property, Equipment and Real Estate Assets

The company records property and equipment at historical cost and its real estate assets at the estimated fair value on the date of acquisition.  The company recognizes depreciation in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or lease length.  The company capitalizes expenditures for improvements that significantly extend the useful life of an asset.  The Company charges expenditures for maintenance and repairs to operations in the periods incurred.  Depreciation is recognized using the straight-line method over the estimated useful lives as follows:

Description	Life in Years
Buildings	55
Tenant improvements	12
Site improvements	16
Leasehold improvements	7
Furniture and fixtures	1 to 3

Long-lived Assets

Long-lived assets include real estate assets, property and equipment, intangible assets and the right to use asset.  These assets are recorded at cost and depreciated or amortized over their estimated useful lives.  For purposes of determining whether there are any impairment losses, management evaluates the carrying value of the Company’s identifiable long-lived assets, including their useful lives, when indicators of impairment are present, considering whether the undiscounted lowest identifiable cash flows are sufficient to recover the carrying amount of the applicable asset or asset group.  If an impairment is indicated, the Company computes the impairment based on the fair value of the asset, as compared to the carrying value of the asset, such a loss would be charged to expense in the period the impairment is identified.  Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate.

Stock-based Compensation

Stock-based compensation costs for eligible employees and directors are measured at fair value on the date of grant and are expensed over the requisite service period using a straight-line attribution method for the entire award that are subject to only service vesting conditions.  Awards with both performance and service requirements are expensed using a graded vesting attribution method over the requisite service periods.

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

The Company has established a valuation allowance for its deferred tax assets that are not recoverable from taxable temporary differences because the Company is unable to conclude that future utilization of a portion of its net operating loss carryforwards and other deferred tax assets is more likely than not.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments for subsidiaries whose functional currency is not United States dollars.  Tax effects of comprehensive loss are not material to periods presented.  The Company reports the components of comprehensive income (loss) on its Consolidated Statements of Comprehensive Income (Loss).

Concentration of Risk

The Company has placed substantially all of its cash with two well-established financial institutions, and its cash equivalents consist primarily of money market funds with the same institutions.  The Company is exposed to credit risk related to the potential inability to access liquidity in the financial institution where its cash and cash equivalents are concentrated.

The Company’s net investment revenue and receivables from continuing operations for the fiscal years ended June 30, 2018 and 2017 were primarily attributable to the management of one investment vehicle, GECC.  GECC is a related party based on the Company owning approximately 18% of its outstanding common stock as of June 30, 2018.

The Company’s rental revenue from continuing operations for the fiscal year ended June 30, 2018 is derived from one tenant.

A portion of the Company’s outstanding debt, the GP Corp. Note, is held by MAST Capital Management LLC (MAST Capital).  Funds affiliated with MAST Capital reported ownership of approximately 7.9% of the outstanding shares of the Company as of June 30, 2018.

Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands except per share amounts):

	For the years ended June 30,
	2018	2017	2016
Loss from continuing operations	$(11,341)	$(17,440)	$(9,440)
Income (loss) from discontinued operations, net of tax	(165)	2,203	18,862
Net income (loss)	$(11,506)	$(15,237)	$9,422
Less: net loss attributable to non-controlling interest	(439)	(30)	-
Net income (loss) attributable to Great Elm Capital Group	$(11,067)	$(15,207)	$9,422
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	24,277	16,433	9,412
Weighted average shares used in computing earnings (loss) per share	24,277	16,433	9,412
Basic and diluted earnings (loss) per share from:
Income (loss) from continuing operations	$(0.45)	$(1.06)	$(1.00)
Income (loss) from discontinued operations	(0.01)	0.13	2.00
Net income (loss)	$(0.46)	$(0.93)	$1.00

As of June 30, 2018, 2017 and 2016, the Company had 3,443,979, 1,923,279, and 32,638 potential shares of Company common stock, respectively, that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive.

As of June 30, 2018, the Company had an aggregate of 761,617 issued shares that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

Restrictions on Subsidiary Dividends

In the GP Corp. Note Agreement, GP Corp. agreed not to declare any dividends until the GP Corp. Note is satisfied.  As of June 30, 2018, GP Corp. had an accumulated deficit not legally available for dividend.

Reclassifications

The company reclassified the presentation of restricted cash on the statement of cash flows for the year ended June 30, 2016, to conform to the current period presentation adopted for the consolidated statement of cash flows in accordance with the recently adopted guidance discussed below.  The beginning of the year balance for cash and cash equivalents was increased by $3 thousand to reflect the inclusion of restricted cash and the change in restricted cash was decreased by $3 thousand in the cash flows from operating activities.

In the prior year, the Company reclassified the presentation of administrative fee income and expense, increasing each by $0.1 million, for the year ended June 30, 2016, to conform to the current period presentation adopted for the consolidated statement of operations beginning with the year ended June 30, 2017.  These reclassifications did not have an impact on the Company’s previously presented net results of operations.

Recently Issued Accounting Standards

Revenue Recognition  In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard, Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  In August 2015, the FASB issued new guidance, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of the new revenue recognition standard by one year.  The new guidance should be applied for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition.  The core principles include:

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

The Company has evaluated the potential impacts of the new revenue recognition standard and has determined that upon implementation, the recognition of a portion of its investment management incentive fees is to be deferred until certain performance criteria are met.  As of June 30, 2018, the Company estimated that approximately $2.9 million of the total incentive fees receivable will be recognized as an adjustment to retained earnings upon implementation of the new revenue standard.  The Company is continuing to evaluate the new guidance for any other impacts adoption may have on the Company’s consolidated financial position, results of operations, and cash flows.

Financial Instruments  In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments, ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The new guidance should be applied for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period using a modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective.  However, changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively.  Early application is permitted.  This amended guidance is not expected to have a material impact on the Company’s financial statements.

Share-Based Compensation  In June 2018, the FASB issued amended guidance expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment.  The new standard will include share-based payment transactions for acquiring goods and services from nonemployees, whereby share-based payments to nonemployees will be measured and recorded at the fair value of the equity instruments that an entity is obligated to issue on the grant date. The standard should be applied for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period using a modified retrospective approach with a cumulative adjustment to opening retained earnings in the year of adoption for the remeasurement of liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established.  Early application is permitted.  We are currently evaluating the impact of this guidance on the Company’s financial statements.

Changes in Accounting Principles

Restricted Cash  In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash amending guidance on classification and presentation of restricted cash on the statement of cash flows.  Under the new guidance, reporting entities are required to explain the changes in the combined total of restricted and unrestricted balances in the statement of cash flows.  Therefore, amounts generally described as restricted cash or restricted cash equivalents (hereinafter referred to as “restricted cash”) should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows.  Reporting entities are also required to disclose how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash.  The Company began to apply this guidance in March 2018.  Adoption of ASU 2016-18 did not have a material impact on the accompanying consolidated financial statements for any of the periods presented.

3.	Discontinued Operations

On June 30, 2016, the Company sold two of its previously wholly-owned subsidiaries (the Divestiture) engaged in the patent licensing business for an aggregate purchase price of up to $40 million.  The purchaser paid the Company $30 million, plus certain adjustments, upon the closing of the Divestiture, and has made claims that it has incurred indemnifiable losses in excess of the remaining $10 million due under the purchase and sale agreement.  As a result, the Company has not recognized any portion of the remaining $10 million purchase price.

The following table provides a reconciliation of the Company’s previous operations as reclassified for all of the periods presented:

	2018	2017	2016
Discontinued operations:
Net revenue	$-	$8,750	$27,826
Patent licensing expenses(1)	-	(5,630)	(30,780)
General and administrative expenses	(165)	-	(2,876)
Gain (loss) from discontinued operations	(165)	3,120	(5,830)
Gain on sale of discontinued operations	-	-	29,795
Total pretax gain (loss) on discontinued operations	(165)	3,120	23,965
Income tax benefit (expense)	-	(917)	(5,103)
Net gain (loss) from discontinued operations	$(165)	$2,203	$18,862
(1)

During the year ended June 30, 2018, we incurred discontinued operating costs of $0.2 million related to the representations and warranties associated with the disposal of our legacy patent licensing business.

During the year ended June 30, 2017, the Company reached a final settlement with Microsoft Corporation for a one-time payment by Microsoft Corporation, related to an infringement judgment in our favor previously under appeal, of $8.8 million.  The payment, received in October 2016, included reimbursement of litigation costs incurred by the Company of approximately $1.9 million.  The settlement was paid to the Company as part of the Divesture and subject to fee split provisions.  During the year ended June 30, 2017, the Company paid $1.7 million with respect to its fee split obligations, all of which are classified as patent licensing expenses in the above table, with the purchaser of the divested subsidiaries.  As of June 30, 2018 and 2017, the Company has recorded estimated remaining fee share obligations associated with the Divesture totaling $3.6 million.

The Company did not allocate interest expense to discontinued operations and no general corporate overhead expenses have been reclassified to discontinued operations.

4.	Investments, at Fair Value

In November 2016, the Company ceased to have a controlling financial interest in its previously wholly-owned subsidiary, GECC.  On the cessation date, the Company deconsolidated its investment in GECC and made an election to recognize its remaining ownership position at fair value on a recurring basis.  On the date of deconsolidation, and based on the NASDAQ-listed market price of GECC (a Level 1 input in accordance with the US GAAP fair value hierarchy), the Company recorded an unrealized loss of $8.5 million on the value of its investment in GECC.  Subsequent to the deconsolidation, and through the year ended June 30, 2017, the Company recognized an additional unrealized loss on its investment in GECC totaling $0.6 million.  The total unrealized loss of $9.1 million for the year ended June 30, 2017 is recognized as a component of net loss, classified in other income in the accompanying consolidated statements of operations.  Additionally, dividends and interest from the Company’s investment in GECC, totaling $1.3 million for the year ended June 30, 2017, are reported separately in the accompanying consolidated statements of operations.  During the year ended June 30, 2018, the Company recorded an unrealized loss of $2.7 million from the change in the fair value of its investment in GECC and earned $2.4 million in dividends from its investment in GECC.

As of June 30, 2018 and 2017, the Company owned approximately 18% and 17%, respectively, of the outstanding shares of GECC.  The Company did not have any investments for which it made a fair value election as of June 30, 2016.  See Note 8 – Financial Instruments.

5.	Transactions with MAST Capital

In November 2016, the Company completed a series of transactions culminating in the creation of its investment management segment.  The transactions, some of which involved MAST Capital, a related party, and employees of MAST Capital, included: the formation of GECM; the acquisition of an 80.1% in GP Corp., which was initially formed and capitalized by MAST Capital and certain of its employees; and GP Corp.’s acquisition of certain assets and liabilities of MAST Capital.

Additionally, as part of the entry into the investment management business in November 2016, the Company entered into cost and profit sharing agreements with MAST Capital, a related party.  In consideration for the assets acquired, the Company’s majority-owned subsidiary, GP Corp. issued a senior secured note payable (GP Corp. Note) with an original maximum amount due of approximately $10.8 million.  The note allowed for offsets equal to the amount of the annual investment management expenses in excess of $1.4 million, after applying cost allocations under GECM’s cost sharing agreement with MAST Capital (Cost Sharing Agreement).  In addition, the Company issued MAST Capital a warrant (MAST Warrant) to purchase 54,733 shares of Company common stock with an exercise price of $0.01 per share and an estimated grant date fair value of $0.2 million.

At issuance, the number of shares issuable under the MAST Warrant was subject to reduction to the extent GECM’s cumulative revenue collected under the GECC Investment Management Agreement (IMA) was less than $40 million through November 3, 2021.  Since the shares issuable under the warrant agreement were variable based on the post-acquisition revenue generated by the IMA, the Company concluded the warrants were not indexed to its equity.  As a result of this determination, the Company classified the warrants as a liability in the accompanying consolidated balance sheets, and the changes in the fair value of the warrants through the date of settlement was recognized in other income, net in the accompanying consolidated statements of operations.

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

Upon consideration of additional information and further analysis of the assets acquired, the Company determined that the $3.9 million fair value related to the IMAI represented substantially all the fair value of the assets acquired in the Acquisition.  This valuation reflects that the Company acquired the right to manage a single portfolio of assets in exchange for the consideration.  As a result, the Company concluded that the Acquisition should be accounted for as an acquisition of assets rather than an acquisition of a business as required by ASU 2017-01, Business Combinations (Topic 805) adopted by the Company on July 1, 2016 which clarifies the definition of a business.

The following table represents the final fair value as previously reported for the year ended June 30, 2017 (in thousands):

As of
November 3,
2016
GP Corp. Note issued	$3,424
Warrants issued (classified as a liability)	216
Total consideration	$3,640

Furniture and fixtures	$22
Identifiable intangible assets	4,426
Lease liability, net	(808)
Net assets acquired	$3,640

The Company determined that the estimated useful life of the identifiable intangible assets acquired was fifteen years.  In its prior filings on Form 10-Q, as of and for the periods ended December 31, 2016 and March 31, 2017, the Company recognized amortization associated with its identifiable intangible assets based on their fair values over the contractual life.  As a result of the change in the estimated useful life of the identifiable intangible assets, the Company reversed approximately $2.3 million of amortization expense previously recognized through the nine-month period ended March 31, 2017 during the quarter ended June 30, 2017.

In September 2017, the Company entered into a separation agreement with MAST Capital (Separation Agreement).  The Separation Agreement, contemplated, among other things, an amendment of the GP Corp. Note to be in an aggregate principal amount of $3.3 million, the issuance of a warrant to MAST Capital to purchase 420,000 shares of common stock with an exercise price based on the average of the quoted market prices for the ten days preceding notice of exercise, the termination of the Cost Sharing Agreement, and the exchange of the MAST Warrant for 54,733 shares of common stock of the Company.

6.	Real Estate Acquisition

In March 2018, through its majority-owned subsidiary, Great Elm FM Holdings, Inc. (FM Holdings), the Company acquired an 80.1% interest in CRIC IT Fort Myers LLC (Property Owner) and a 19.9% interest was issued to the prior owner.  The Property Owner owns a fee simple interest in two Class A office buildings, Gartner I and Gartner II, situated on 17 acres of land in Fort Myers, FL (collectively, Property).  The Property Owner’s business activities are limited to the leases associated with the Property and under the terms of its borrowing arrangements the Property Owner has significant limitations on its business operations that essentially limit its activities to holding and leasing the Property.

To acquire its interest in the Property Owner, the Company paid a cash purchase price of approximately $2.7 million, incurred transaction costs of approximately $0.3 million, and issued a 19.9% non-controlling interest in the Property Owner valued at $0.7 million.  The transaction was an asset acquisition as substantially all of the value of the acquired assets related to the Property.  The Property Owner had two notes issued with a fair value of approximately $58 million at the acquisition date.  See Note 10 – Borrowings.

The following table summarizes the acquisition cost and the allocation to the assets acquired and liabilities assumed based on the relative fair values on the date of acquisition (in thousands):

Amount
Cash consideration	$2,700
Cash and restricted cash acquired	(606)
Transaction costs	261
Total consideration, net of cash and restricted cash acquired	$2,355

Buildings	$43,355
Land and site improvements	9,170
In-place lease intangible asset	6,028
Tenant improvements	3,500
Other assets	253
Senior note payable assumed	(52,227)
Subordinated note payable assumed	(5,789)
Deferred tax liability	(478)
Other liabilities assumed	(786)
Non-controlling interests	(671)
Net assets acquired	$2,355

The assigned values were based on the relative fair value of the net acquired assets.  The valuation of the Property considered both an income and cost approach to determine the fair value of the buildings, leasehold improvements, land, and site improvements.  The value of the in-place lease intangible was based on an income approach that considered the value of the lease to the Company.  These valuations included significant non observable inputs to the valuation model and therefore were level 3 fair value measurements in the fair value hierarchy.  The assumed debt obligations were valued using an income method considering market interest rates for similar instruments, which is a level 2 fair value measurement, at the acquisition date and at June 30, 2018.

In connection with the acquisition, the acquired tax basis differed from the assigned book basis and the simultaneous equation method was used to assign the value of the asset and the related deferred tax liability.  The reduction of the valuation allowance of the Company of $0.3 million directly attributable to the transaction was recognized as a benefit to the income tax provision in the year ended June 30, 2018.

In the event of a refinancing or restructuring of the assumed debt obligations, the transfer of all or substantially all of the consolidated assets of FM Holdings and its subsidiaries, the transfer of a majority of the outstanding shares of FM Holdings to another party or merger of FM Holdings with another party, FM Holdings will incur a transaction fee to be paid to the Property Manager in accordance with the transaction Contract of Purchase and Sale.  The transaction fee will be 7% of net cash proceeds less any amounts owed under the debt obligations, actual out-of-pocket fees and expenses in connection with the acquisition described above, any reasonable out-of-pocket fees and expenses incurred in the transaction giving rise to the transaction fee, and our invested capital.

Lease Information

The Property is fully leased, on a triple net basis, to Gartner, Inc. (Gartner) until March 31, 2030, which may be extended at the option of Gartner in accordance with the terms of the leases.  The Gartner I lease contains two five-year extensions and the Gartner II lease contains three five-year extensions (the Leases).  Under the terms of the Leases, the renewal rates are equal to 95% of the then fair market rent, and the tenant does not have a purchase option at the end of the lease term.  The leases require base monthly lease payments of approximately $0.4 million as calculated on a straight line basis over the remaining expected lease terms plus additional rent payments for additional costs.  Additional rental payments are due for Property Owner costs, such as property taxes, management fees, and insurance costs, as incurred.  The Company expects to derive value from the residual value at the end of the existing lease term by further leasing the assets or through a sale transaction.  The Property is subject to mortgage, security agreement, and assignment of leases and rents with the senior and subordinated lenders, which is further described in Note 10 - Borrowings.  The Property Owner has assigned all rights, title, and interest in and to the Property and the Leases to the senior and subordinated lenders and all amounts received are paid to a trust which funds the operating costs associated with the Property.  The Company does not have rights to these rent payments while the borrowings remain outstanding.

Rental income for the year ended June 30, 2018 included $1.5 million from base rents and $0.4 million from additional  rental payments.  The following table summarizes the base monthly rents for the remaining lease term (in thousands):

For the years ended June 30,	Base Rent Payments
2019	$4,030
2020	4,120
2021	4,213
2022	4,312
2023	4,420
Thereafter	33,203
Total base rent	$54,298

7.	Related Party Transactions

The Company has entered into several transactions, as further discussed below and in Note 5 – Transactions with MAST Capital, with MAST Capital, entities controlled by MAST Capital, and its employees.  As of June 30, 2018, MAST Capital and its affiliates owned approximately 7.9% of the Company’s outstanding common stock.

In conjunction with the acquisition of GP Corp, on November 3, 2016, GECM entered into a profit sharing agreement with GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, the profit from GECC is paid from GECM to GP Corp.  Since its inception in November 2016, GECM operated at a cumulative loss through June 30, 2018; correspondingly, no profits were available to GP Corp. under the Profit Sharing Agreement.

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

Prior to the Separation Agreement, further described in Note 5 – Transactions with MAST Capital, certain MAST Capital employees were also employees of GECM.  In accordance with the terms of the Cost Sharing Agreement, employee and other operating costs incurred with the Company’s investment management business are based on direct management of each Company’s investment portfolio, or correlated to the percentages of assets under management as a total MAST’s and GECC’s asset portfolio.  The company incurred $409 of non-reimbursable expenses for the year ended June 30, 2018 under the Cost Sharing Agreement prior to the separation, of which $281 is included under investment management expenses and $128 is included under general and administrative expense on the statement of operations.

The following table illustrates the activity related to the operations of the acquisitions for the periods presented.  The Company did not engage in the operations and transactions noted below for the fiscal year June 30, 2016, correspondingly, those periods have been omitted:

	As of and for the Year ended June 30,
	2018	2017
Investment in GECC
Unrealized loss on investment in GECC recorded in the period	$(2,714)	$(9,114)
GECC dividends recorded in the period	$2,352	$1,306

Managing GECC
Reimbursement of GECC formation expenses for the period(1)	$-	$2,989
Investment advisory fees earned in the period	$2,767	$4,287
GECC administrative fees earned in the period	$1,318	$640
Net receivable due from GECC at the end of the period	$4,257	$3,654

Cost Sharing with MAST
GECM cost charged to MAST Capital(2)	$-	$1,809
Non-reimbursable expenses paid	$(409)	$-

Profit Sharing with GP Corp
GP Corp. Note balance at the end of the period	$3,224	$3,174
GP Corp. Note interest incurred in the period	$217	$285
GP Corp. net loss attributable to Great Elm Capital Group, Inc.	$(1,833)	$(594)

CRIC IT Fort Myers LLC
CRIC IT Fort Myers LLC net income attributable to Great Elm Capital Group, Inc.	$66	$-
(1)	Recognized in general and administrative expenses in the accompanying consolidated statements of operations.
(2)	Recognized in investment management expenses in the accompanying consolidated statements of operations.
8.	Financial Instruments

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based upon the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

US GAAP provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.  The following are the hierarchical levels of inputs to measure fair value:

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

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$18,172	$-	$-	$18,172

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$20,886	$-	$-	$20,886
Liabilities:
Warrant liability	$-	$-	$186	$186

The Company’s investment in GECC is classified within Level 1 of the fair value hierarchy using quoted market prices on a recurring basis.

At June 30, 2017, the Company valued its warrant liability using a Black-Scholes-Merton option pricing model with assumptions classified as unobservable inputs within Level 3 of the fair value hierarchy.  The assumptions used to value the warrant on a recurring basis consisted of: expected volatilities between 65.7 to 66.6%; no expected dividend yields; a risk-free rate of 1.5%; and an expected term equal to the contractual term.  The warrants had an exercise price of $0.01 per share and a contractual term of ten (10) years from the date of issuance on November 3, 2016.  The warrants were cancelled during the year ended June 30, 2018 and there were no warrant liabilities outstanding as of June 30, 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that were measured at fair value on a recurring basis (in thousands):

	As of June 30,
	2018	2017
Beginning of year	$186	$-
Aggregate fair value of warrant issued	-	216
Re-measurement of warrant liability (gain)	8	(30)
Cancellation of warrants	(194)	-
End of year	$-	$186

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.  There were no transfers between levels of the fair value hierarchy during the fiscal years ended June 30, 2018 and 2017.

The Company estimated the fair value of the related party notes payable outstanding as of June 30, 2018 and 2017, on a non-recurring basis, using Level 3 inputs.  The Level 3 inputs consisted of a discounted cash flow analysis, which incorporated spread and discount rate assumptions considering the Company’s financial status and risk, as well as indications from comparable publicly traded debt instruments.  As of June 30, 2018 and 2017, the carrying value of the notes approximated the fair value.  The carrying value of all other financial assets and liabilities approximate their fair values.  See Note 10 – Borrowings.

9.	Identifiable Intangible Assets

In connection with the acquisition of assets from MAST Capital, the Company has recognized, separately as identifiable intangible asset, those intangible assets where acquisition-date market value could be measured reliably.  In connection with the real estate acquisition in the current year, the company recognized an identifiable intangible asset for the in-place lease with a useful life of 12 years.  See Note 6 – Real Estate Acquisition.  These intangible assets are amortized using applicable discounted cash flow attribution and straight-line methods over their useful lives.

The following tables provide additional detail related to the Company’s acquired identifiable intangible assets (in thousands):

	As of June 30, 2018
Amortized intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment Management Assets
Investment management agreement	$3,900	$(789)	$3,111
Assembled workforce	526	(106)	420
	4,426	(895)	3,531
Real Estate Assets
In-place lease	6,028	(159)	5,869
Total	$10,454	$(1,054)	$9,400

	As of June 30, 2017
Amortized intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment Management Assets
Investment management agreement	$3,900	$(280)	$3,620
Assembled workforce	526	(44)	482
Total	$4,426	$(324)	$4,102

Aggregate Amortization Expense:	Amount
For the year ended June 30, 2018	$730
For the year ended June 30, 2017	324
For the year ended June 30, 2016	-

Estimated Amortization Expense:
For the year ended June 30, 2019	$1,124
For the year ended June 30, 2020	1,102
For the year ended June 30, 2021	958
For the year ended June 30, 2022	885
For the year ended June 30, 2023	818

10.	Borrowings

Related Party Notes

The GP Corp. Note was issued in November 2016 with a maximum principal balance of $10.8 million and a carrying value of approximately $3.4 million which approximated its fair value.  In September 2017, in conjunction with the Separation Agreement, the GP Corp. Note was amended and restated to reduce the maximum principal balance payable under the note from $10.8 million to $3.3 million.

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

The GP Corp. Note is non-recourse to any of the Company’s operations or net assets not related to GECM’s management services to GECC.  The GP Corp. Note may be prepaid at par value at any time with prior written notice to the holders of the GP Corp. Note.  Additionally, GP Corp. is required to prepay the GP Corp. Note upon certain material liquidation transactions including any termination of the Profit Sharing Agreement.

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

The following table summarizes the Company’s obligations under the GP Corp. Note as of June 30, 2018 (in thousands):

Year	Principal
2019	$-
2020	76
2021	76
2022	76
2023	76
Thereafter	2,920
Total obligation	$3,224

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

The Senior Note matures on March 15, 2030, and accrues interest at a rate of 3.49% per annum, and is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents.  The Senior Note requires monthly principal and interest payments through the maturity date, with the last payment of $18.4 million on March 15, 2030.  The principal and interest due on the Senior Note may be prepaid at the option of the Borrower, discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

The following table summarizes the obligations due under the terms of the Senior Note (in thousands):

Year	Senior Debt Principal
2019	$1,999
2020	2,159
2021	2,326
2022	2,507
2023	2,701
Thereafter	42,469
Total principal	$54,161
Debt discount	(2,484)
Total principal, net	51,677
Less current portion	(1,999)
Total principal, net of current portion	$49,678

The Subordinated Note matures on March 15, 2030, and accrues interest at a rate 15.0% per annum, and is secured by a second lien mortgage on the Property and an Assignment of Leases and Rents.  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  Accordingly, a $16.3 million payment is due on March 15, 2030. The principal and interest due on the Subordinate Note may be prepaid at the option of the Borrower, discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

The following table summarizes the capital appreciation and obligations due under the terms of the Subordinated Note (in thousands):

Subordinated Debt Capital Appreciation
Future scheduled in-kind interest	$13,447
Balance as of June 30, 2018	5,954
Less: Premium	(3,131)
Total subordinated debt due at Maturity on March 15, 2030	$16,270

The Company’s borrowings are summarized below (in thousands):

	As of June 30,
	2018	2017	2016
Balance beginning of year	$3,174	$33,786	$29,020
Assumption of Senior Note, at fair value	52,227	-	-
Assumption of Subordinated Note, at fair value	5,789	-	-
Issuance of GP Corp. Note, at fair value	-	3,424	-
Increase of GP Corp. Note, at fair value	126	-	-
Payment in-kind and capital appreciation	137	-	4,355
Amortization of discount issuance costs	114	2,802	411
Principal payments	(712)	(36,838)	-
Balance end of year	$60,855	$3,174	$33,786
Current portion, end of year	$1,999	$250	$33,786
Balance, net of current portion, end of year	$58,856	$2,924	$-

For the years ended June 30, 2018, 2017 and 2016, the Company recognized interest expense of approximately $1.1 million, $6.3 million (inclusive of a $2.0 million call premium), and $4.9 million, respectively.

11.	Commitments and Contingencies

In conjunction with the Divesture of its patent licensing business on June 30, 2016, the Company may receive additional proceeds of up to $10 million, subject to adjustment for indemnification or claims breach of representations, and warranties.  The purchaser has claimed that it has losses indemnifiable in excess of the $10 million contractual payment due on June 30, 2018.  As such, and as of June 30, 2018, the Company has determined the Holdback was not realizable or estimable.  The Company expects to recognize the known or estimable portion of the Holdback consideration upon resolution of active discussions with Optis regarding final payment terms.

We have been named in two related complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the Saunders Action), and William L.  Russell, Jr., individually and on behalf of all others similarly situated, v.  Biderman, et al.  filed on September 12, 2016 and amended on September 22, 2016 (the Russell Action), in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the Circuit Court), respectively.  On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v.  Felton, et al., was filed in the Circuit Court (the Speiser Action, and together with the Russell Action, the State Court Actions) (the State Court Actions, together with the Saunders Action, the Actions).

On October 24, 2016, we, along with Full Circle, GECC, MAST Capital, certain directors of Full Circle and the plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the MOU).  Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and GECC agreed to and did make the supplemental disclosures with respect to the Merger.  The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the Stipulation) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the merger agreement between GECC and Full Circle; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle's stockholders.

In March 2018, the Saunders Action was voluntarily dismissed by the plaintiff without prejudice as contemplated by the Stipulation.  In August 2018, the State Court Actions were dismissed by the Circuit Court without prejudice for failure to prosecute.

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

12.	Lessee Operating Leases

The Company entered into a lease for office space located in Waltham, MA.  On the commencement date of the lease, the non-cancellable term was for eighty-eight months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty-month period.

The leases payments commenced on October 1, 2017, four months after the Company began to occupy the space.  On an annual basis, the lease payments increase at an average rate of approximately 2.4% from $28 to $32 thousand per month.

As of June 30, 2018, the Company had a remaining right of use asset of $1.5 million and a lease liability of $1.6 million (consisting of $0.3 million of current lease liability and $1.3 million of noncurrent lease liability) related to the lease in Waltham.  The lease liability is calculated using a discount rate of 10%.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of June 30 (in thousands):

Year	Amount
2019	$336
2020	345
2021	353
2022	362
2023	370
Thereafter	473
Total	$2,239

The Company recognized rent expense totaling $0.4 million, $0.7 million, and $0.3 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.  Recognized rent expense for the fiscal years ended June 30, 2017 and 2016 includes expense related to our previous office space lease which was terminated during the year ended June 30, 2017.

13.	Stockholders' Equity

Rights Offering

In September 2016, the Company entered into a backstop investment agreement with a consortium of investors led by Gracie Investing LLC.  Members of the Company’s board of directors and a number of the Company’s employees were backstop investors.  In October 2016, the Company and the backstop providers amended and restated the backstop investment agreement which contemplated up to a $36.6 million investment in shares of the Company’s common stock.  In November 2016, the Company commenced a $45 million rights offering to its existing stockholders at a price of $3.285 per share.  The Company sold an aggregate of 12,755,200 shares of its common stock for gross proceeds of $41.9 million, which after deducting expenses, totaling approximately $2.4 million, resulted in net proceeds of $39.5 million in the rights offering; and 945,333 shares of its common stock for gross proceeds of $3.1 million from the backstop providers.  The Company intends to use the proceeds of the offerings to make acquisitions of new businesses and working capital.

Tax Benefits Preservation Agreement

On January 28, 2018, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement, between the Company and Computershare Trust Company, N.A., as Rights Agent (the Rights Plan) to replace the Company’s existing Tax Benefits Preservation Agreement, which expired on January 29, 2018, (the Expired Agreement).  The Rights Plan is substantially the same as the Expired Agreement.  In October 2017, the Rights Plan was approved by the Company’s stockholders.

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

Pursuant to the terms of the Rights Plan, the Company’s Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a Tax Right) for each outstanding share of common stock, par value $0.001 per share of the Company (the Common Stock), to stockholders of record as of the close of business on January 29, 2018 (the Record Date).  In addition, one Tax Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Rights Plan).  Each Tax Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a Unit) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $15.00 per Unit (the Exercise Price), subject to adjustment, under the conditions specified in the Rights Plan.

The Tax Rights are not exercisable until the Distribution Date and will expire at the earlier of (a) January 29, 2028; (b) the time when the Tax Rights are redeemed as provided therein; (c) the time when the Rights are exchanged as provided therein; (d) the repeal of Section 382 of the Code if the Independent Directors (as defined in the Rights Plan) determine that the Rights Plan is no longer necessary for the preservation of Tax Benefits (as defined in the Rights Planet); (e) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that no Tax Benefits may be carried forward, unless previously redeemed or exchanged by the Company.

Stock Plans

In November 2013, the Company’s stockholders approved the Amended and Restated 1999 Directors’ Equity Compensation Plan (the Directors’ Plan).  Options and awards granted to new or existing Outside Directors (as defined in the Directors’ Plan) under the Directors’ Plan vest ratably over a period of one to three years.  The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board of Directors of the Company upon or within 24 months following a change in control of the Company.  The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant.  Under the Directors’ Plan, stock option grants have a term of ten years.  As of June 30, 2018, the Company had a total of 2,000 shares outstanding under the Directors’ Plan.

In November 2013, the Company’s stockholders approved the Amended and Restated 2006 Stock Incentive Plan (the 2006 Plan) to provide incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the Company and its affiliates.  The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units.  Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half shares.  The exercise price of options granted under the 2006 Plan approximates the fair market value of the Company’s common stock on the date of grant.  Options issued under the 2006 Plan generally expire ten years from the date of grant.  Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period.  As of June 30, 2018, the Company had a total of 141,437 shares outstanding under the 2006 Stock Plan.

In June 2016, the Company’s stockholders approved the Great Elm Capital Group, Inc.  2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan) and the Great Elm Capital Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan).  As of June 30, 2018, the Company had a total of 2,118,125 shares issued under the 2016 Long-Term Incentive Plan and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares reserved for issuance under the plans discussed above as of June 30, 2018:

Shares of Common Stock Reserved for Issuance
Director's Plan	8,152
2006 Plan	-
2016 Long-Term Incentive Plan	-
2016 Employee Stock Purchase Plan	944,000
Total	952,152

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

The ranges of assumptions used to value options granted were as follows:

For the years ended June 30,
	2018	2017	2016
Expected volatility	60.8 - 63.4%	64.7 - 66.6%	64.9 - 69.1%
Expected dividends	-	-	-
Expected term (years)	3.00 - 6.50	6.25 - 7.25	5.88 - 9.88
Risk-free rate	1.54 - 2.52%	1.50 - 2.00%	1.73 - 2.05%

A summary of option activity through June 30, 2018 is presented below (in thousands except per share and year amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	610	$9.60
Options granted	170	3.27
Exercised	-	-
Forfeited, cancelled or expired	(58)	17.57
Outstanding at June 30, 2017	722	$7.46	7.29	$22
Options granted	2,082	3.60
Exercised	-	-
Forfeited, cancelled or expired	(128)	10.45
Outstanding at June 30, 2018	2,676	$4.31	7.44	$70
Exercisable at June 30, 2018	1,047	$5.43	5.80	$43
Vested and expected to vest as of June 30, 2018	2,676	$4.31	7.44	$70

The weighted average grant date fair value of options, per share, granted during the 2018, 2017 and 2016 fiscal years was $1.95, $3.68, and $5.62, respectively.  During the years ended June 30, 2018, 2017 and 2016 there were no options exercised.

A summary of the activity of the Company’s restricted stock awards and units through June 30, 2018 is presented below (in thousands except per share amounts):

Restricted Stock Awards and Restricted Stock Units	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	32	$13.30
Granted	1,168	3.92
Vested	(32)	13.30
Forfeited	(21)	3.95
Outstanding at June 30, 2017	1,147	$3.88
Granted	75	3.57
Vested	(198)	3.54
Forfeited	(257)	3.95
Outstanding at June 30, 2018	767	$3.92

During the year ended June 30, 2018, there were net forfeitures of 199,392 shares of restricted stock awards included in the above table and 761,617 remain outstanding as of June 30, 2018.  Restricted stock awards granted have both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  In order to recognize compensation expense over the vesting period, the Company estimated the probability of the entire performance target being met on an on-going basis.  Additionally, in September 2017, the Company modified the restricted stock awards to include a provision for changes in control.  This modification did not result in the recognition of additional compensation cost.

The aggregate grant date fair value of restricted stock granted during the 2018, 2017 and 2016 fiscal years was $0.3 million, $4.5 million, and $0.7 million, respectively.

Stock-based compensation expense totaled $4.4 million, $2.0 million, and $4.4 million for the 2018, 2017 and 2016 fiscal years, respectively.  Stock-based compensation expense for the year ended June 30, 2018 included approximately $1.5 million related to modified and accelerated GP Corp. stock-based compensation charges as a result of the Company eliminating the vesting provisions and removing the call rights for the GP Corp. stock owned by employees of the Company.  The recognized stock-based compensation expense equaled the estimated fair value of the non-controlling interest held by our employees in GP Corp. at the time of the modification.  Stock-based compensation expense for the year ended June 30, 2016 included approximately $2.3 million related to modifications of awards primarily held by our former officers and directors.  The award modifications were the result of accelerated vesting of previously unvested awards upon termination, and the extension of the post termination exercise term from ninety days to one year.  In addition, approximately $2.3 million of stock based compensation was included in discontinued operations for the fiscal years ended June 30, 2016.

As of June 30, 2018 and 2017, the Company had unrecognized compensation cost related to all unvested share awards and options totaling $3.8 million and $3.4 million, respectively, expected to be recognized as the shares vest over the next 4.2 years.

GP Corp. Stock – Non-Controlling Interest

In September 2107, the Company eliminated the vesting provisions and removed the call rights for the GP Corp. stock owned by employees of the Company.  As a result of the elimination, the Company recognized stock-based compensation expense or $1.5 million for the year ended June 30, 2018, equal to the estimated fair value of the non-controlling interest held by our employees in GP Corp.

Other Equity Transactions

Warrants

During the year ended June 30, 2018, the Company issued warrants to purchase 1,686,000 shares of common stock with an estimated grant date fair value of $0.05 million.  The exercise price of the warrants is variable and based on the average of quoted market prices for the ten days preceding notice of exercise.  The Company utilized a Monte-Carlo simulation model to estimate the fair value of its equity-classified warrant issuances.

The following table illustrates the Company’s warrant activity as of and through June 30, 2018 (in thousands, except per share amounts):

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2017	55	$0.01
Granted	1,686	3.60
Exercised	(1,266)	3.60
Forfeited, cancelled or expired	(55)	0.01
Outstanding at June 30, 2018	420	$3.60	1.22	-
Exercisable and vested at June 30, 2018	420	$3.60	1.22	-

During the year ended June 30, 2018, the Company received cash proceeds totaling $4.6 million from the exercise of 1,266,000 warrants by a designee of Northern Right Capital Management, L.P. Matthew A. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right Capital Management, L.P.

14.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was signed into law.  Among other changes resulting from the Tax Act is a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company has provisionally revalued its deferred tax assets as a result of the Tax Act.  As the Company has not yet finalized its calculation of its deferred tax position as of the enactment date, the impact of the tax law change has not been finalized as of June 30, 2018.  Based on the Company’s provisional estimate, the effect of the reduction in the corporate income tax rate resulted in a reduction in deferred tax assets of approximately $239.4 million and an off-setting adjustment to the valuation allowance.  As of June 30, 2018 and June 30, 2017, the Company had provided a full valuation allowance for all of its federal and state deferred tax assets, therefore the reduction in the federal deferred tax assets resulting from the Tax Act had no effect on the Company’s consolidated balance sheet or statements of operations as of and for the year ended June 30, 2018.

Income (loss) from continuing operations before provision for income taxes is as follows:

	For the years ended June 30,
(in thousands)	2018	2017	2016
Domestic	$(11,670)	$(18,650)	$(14,543)
Foreign	-	-	-
Total	$(11,670)	$(18,650)	$(14,543)

The provision (benefit) for income taxes includes the following (in thousands):

	For the years ended June 30,
	2018	2017	2016
Current:
Domestic Income Tax	$-	$-	$-
Foreign Income Tax	-	-	-
	$-	$-	$-
Deferred:
Domestic Income Tax	$(329)	$(1,210)	$(5,103)
Foreign Income Tax	-	-	-
	$(329)	$(1,210)	$(5,103)
Total	$(329)	$(1,210)	$(5,103)

The Company recognized an income tax (benefit) from continuing operations of $(0.3) million, $(1.2) million, and $(5.1) million, respectively, for the years ended June 30, 2018, 2017 and 2016.

During 2017 and 2016, the Company provided for income tax with respect to discontinued operations of $1.2 million and $5.1 million, respectively, related to intraperiod allocations.  During 2017, income tax expense from discontinued operations totaled $0.9 million, net of the release of $0.3 million of accrued taxes for divested foreign subsidiaries and other for taxes previously accrued by the subsidiaries.  No intraperiod allocations were made in 2018.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company's income (loss) before income taxes by the statutory income tax rate of 28.06% for fiscal year 2018 and 35% for fiscal years 2017 and 2016 (in thousands):

	Fiscal Year End June 30th,
	2018	2017	2016
Federal benefit at statutory rate	$(3,268)	$(6,523)	$(5,090)
State taxes	(301)	(794)	(12)
Effect of foreign corporations	-	-	(607)
Permanent adjustments	4	22	(208)
Change in valuation allowance	(248,923)	6,230	(164)
Provision to return true-up	125	(87)	-
Deferred remeasurement	239,608	-	-
Net operating loss and credit expirations	11,805	-	-
Stock compensation adjustment	607	-	924
Other	14	(58)	54
Total Tax Expense/(Benefit)	$(329)	$(1,210)	$(5,103)

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$365,546	$612,378
Accruals and allowances not deductible for tax purposes(1)	1,945	949
Research and development credit and other carryforwards	-	39,112
Stock based compensation	684	604
Unrealized loss on investment	2,846	3,575
Total Deferred tax assets, gross	$371,021	$656,618
Less: valuation allowance	$(368,322)	$(655,810)
Total deferred tax assets, net	$2,699	$808
Deferred Tax Liabilities:
Right to use asset(1)	$(366)	$(808)
Acquired intangibles	(1,735)	-
Lease receivable	(58)	-
Acquired indefinite lived assets	(688)	-
Total deferred tax liabilities	$(2,847)	$(808)

Total deferred tax liabilities, net (indefinite-lived assets)	$(148)	$-
(1)

The deferred tax asset for accruals and allowances not deductible for tax purposes and the deferred tax liability right to use asset as of June 30, 2017 were reported as a single net amount in the prior year, however, they are presented separately above in conformity with the current year presentation.

In light of the Company's history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized.  The state deferred amounts reflected in the above table were calculated using the enacted tax rates.  The Company will establish the related federal deferred tax liability for the benefit of the state deduction in conjunction with its analysis of the realizability of its state deferred tax assets.  The Company has a net deferred tax liability due to an indefinite-lived real property which is not depreciable for GAAP purposes.  As a result of the sale of the product business, the Company does not  have any foreign deferred tax assets as of June 30, 2018, 2017 and 2016.

As of June 30, 2018, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.7 billion and $197 million, respectively.  During the 2018 fiscal year, approximately $24.7 million of California net operating loss carryforwards expired.  The federal NOL carryforwards will expire from 2019 through 2037 with the exception of NOL carryforwards generated in fiscal year 2018 which can be carried forward indefinitely.  The federal NOLs generated prior to fiscal year 2018 can be carried forward for 20 years and the fiscal year 2018 federal NOL may be carried forward indefinitely.  The California net operating loss carryforwards will expire from 2019 through 2038.  The Massachusetts net operating loss carryforwards will expire from 2032 to 2038.

The following table reflects federal NOL carryforwards that will expire beginning in 2019 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2019	$31,988
2020	174,877
2021	504,561
2022	143,137
2023	131,077
2024 through 2037	663,951
Indefinite	8,157
Total	$1,657,748

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

During the 2016, 2017 and 2018 fiscal years, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2015	$13,138
Addition for tax positions of prior years	-
Reductions for tax positions of prior years	-
Lapse of statute of limitations	(172)
Balance as of June 30, 2016	12,966
Addition for tax positions of prior years	-
Reductions for tax positions of prior years	(54)
Lapse of statute of limitations	(176)
Balance as of June 30, 2017	12,736
Addition for tax positions of prior years	39,027
Reductions for tax positions of prior years	-
Lapse of statute of limitations	(417)
Balance as of June 30, 2018	$51,346

During the fiscal year ended June 30, 2018, the Company’s unrecognized tax benefits increased by $38.6 million due to uncertainties associated with its historical research and development credits.

The unrecognized tax benefits, if recognized, would impact the effective tax rate by $51.3 million, without considering the impact of the valuation allowance.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations.  As of June 30, 2018 and 2017, no amount is accrued for interest associated with tax liabilities.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns.  Because of NOL carryforwards, substantially all of the Company's tax years, from the 1995 through 2018 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed.  Substantially all of the Company’s tax years, from the 1995 through 2017 fiscal years, remain open to state tax examination with the exception of Alabama,

Massachusetts, and Texas.  Most of the Company's remaining foreign jurisdictions have three or four open tax years at any point in time.

15.	Segment Information

The Company allocates resources based on three operating segments: investment management, real estate, and general corporate.  Prior to the acquisition of the investment management business in November 2016, the Company viewed all of its operations as a single integrated business.  No resources were allocated to the real estate business prior to the first real estate acquisition in March 2018.

The following tables provide a detail of each of the Company’s operating segments for the years ended June 30, 2018 and 2017.  For the year ended June 30, 2016 there was only one segment and correspondingly that table is not presented below.

	For the year ended June 30, 2018
(in thousands)	Investment Management	Real Estate	General Corporate	Total
Revenue:
Total revenue	$4,085	$1,850	$-	$5,935
Operating costs and expenses:
General and administrative	(8,206)	(375)	(6,699)	(15,280)
Depreciation and amortization	(585)	(538)	(1)	(1,124)
Total operating expenses	(8,791)	(913)	(6,700)	(16,404)
Other income (expense):
Interest expense	(217)	(854)	-	(1,071)
Other income (expense)	13	-	(143)	(130)
Total other expense, net	(204)	(854)	(143)	(1,201)
Total pre-tax income (loss) from continuing operations	$(4,910)	$83	$(6,843)	$(11,670)

	For the year ended June 30, 2017
(in thousands)	Investment Management	Real Estate	General Corporate	Total
Revenue:
Total revenue	$4,927	$-	$-	$4,927
Operating costs and expenses:
General and administrative	(4,779)	-	(4,413)	(9,192)
Depreciation and amortization	(340)	-	-	(340)
Total operating expenses	(5,119)	-	(4,413)	(9,532)
Other income (expense):
Interest expense	(285)	-	(6,036)	(6,321)
Other income (expense)	(12)	-	(7,712)	(7,724)
Total other expense, net	(297)	-	(13,748)	(14,045)
Total pre-tax income (loss) from continuing operations	$(489)	$-	$(18,161)	$(18,650)

	For the year ended June 30, 2018
Assets (in thousands)	Investment Management	Real Estate	General Corporate	Total
Identified Intangible Assets, net	$3,531	$5,869	$-	$9,400
Fixed Assets, net	41	55,641	-	55,682
Other Assets	5,878	937	61,690	68,505
Total:	$9,450	$62,447	$61,690	$133,587

	For the year ended June 30, 2017
Assets (in thousands)	Investment Management	Real Estate	General Corporate	Total
Identified Intangible Assets, net	$4,102	$-	$-	$4,102
Fixed Assets, net	40	-	1	41
Other Assets	5,477	-	67,074	72,551
Total:	$9,619	$-	$67,075	$76,694

16.	Quarterly Financial Results (Unaudited)

The following table sets forth a summary of the Company’s unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2018.  The information has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the accompanying consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

	Fiscal Year Ended June 30, 2018				Fiscal Year Ended June 30, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenues(1)	$2,091	$(448)	$2,523	$1,769	$2,065	$1,582	$1,280	$-
Operating costs and expenses	4,652	3,088	3,527	5,137	1,880	4,256	858	2,538
Operating loss from continuing operations	$(2,561)	$(3,536)	$(1,004)	$(3,368)	$185	$(2,674)	$422	$(2,538)
Loss from continuing operations	$(2,521)	$(4,234)	$(1,202)	$(3,384)	$(786)	$(2,797)	$(8,344)	$(5,513)
Income (loss) from discontinued operations	(10)	(155)	-	-	(105)	-	210	2,098
Net income (loss) attributable to Great Elm Capital Group, Inc.	$(2,507)	$(4,361)	$(1,169)	$(3,030)	$(1,305)	$(2,519)	$(7,968)	$(3,415)
Basic and diluted earnings (loss) from continuing operations per share	$(0.10)	$(0.17)	$(0.05)	$(0.13)	$(0.03)	$(0.11)	$(0.81)	$(0.58)
Basic and diluted earnings (loss) from discontinued operations per share	(0.00)	(0.01)	-	-	-	-	0.02	0.22
Basic and diluted earnings (loss) per share	$(0.10)	$(0.18)	$(0.05)	$(0.13)	$(0.03)	$(0.11)	$(0.79)	$(0.36)
Shares used in computing:
Basic and diluted earnings (loss) per share	24,712	24,612	24,562	23,233	23,200	23,187	10,073	9,467

(1)

Investment management revenues are net of incentive fee reversals determined based upon a hypothetical liquidation of net assets at March 31, 2018.  The incentive fee reversal is related to the conversion of Avanti third lien notes, an investment of GECC, to common equity in March 2018.

17.	Fixed Assets

The Company’s fixed assets consist of its revenue-producing real estate assets and furniture and fixtures and leasehold improvements used in its corporate operations.  The following table details the Company’s fixed assets (in thousands):

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Property and Equipment
Leasehold improvements	$45	$(6)	$39
Furniture and fixtures	27	(25)	2
	72	(31)	41
Real Estate Assets
Buildings	43,355	(256)	43,099
Land and site improvements	9,170	(41)	9,129
Tenant improvements	3,500	(87)	3,413
	56,025	(384)	55,641

Total	$56,097	$(415)	$55,682

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Property and Equipment
Leasehold improvements	$31	$-	$31
Computer equipment	26	(16)	10
Total	$57	$(16)	$41

The Company recognized depreciation expense of $0.4 million and $0.02 million for the years ended June 30, 2018 and 2017, respectively..

18.	Subsequent Events

In July 2018, MAST Capital Management, LLC exercised 420,000 warrants for cash proceeds totaling $1.4 million.  Subsequent to the warrant exercise, MAST Capital Management, LLC owns 2,422,468 shares of the Company’s common stock.

On September 7, 2018, we, through our wholly-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc., an entity formed to acquire and combine two durable medical equipment distribution companies, Valley Healthcare Holding, LLC (Valley) and Northwest Medical, Inc. (Northwest).  In connection with the acquisition, DME Holdings, Corbel Capital Partners SBIC, L.P., NWMI Manager LLC and Valley entered into a Transaction Agreement, dated September 7, 2018.

Valley, based in Phoenix, Arizona was founded in 2006 and operates in Arizona and Nebraska.  Northwest, based in Portland, Oregon, was founded in 1993 and operates in Oregon, Washington and Alaska.  Both Valley and Northwest are focused on the distribution of sleep and respiratory care equipment, including primarily positive air pressure (CPAP/BiPAP) equipment and supplies, ventilators and oxygen equipment.

The transaction purchase price of $63.6 million, excluding financing, closing and professional fees and expenses and the contingent consideration described below, was funded using $19.7 million of cash from our balance sheet.  The remainder was funded using $31.3 million of secured debt, $5.3 million of qualified preferred stock of DME Holdings (the Preferred Stock) and $7.3 million of equity rollover from the sellers.  These values are based on preliminary valuations of the business and these securities, which is subject to finalization.  In addition, up to $2.4 million of deferred purchase price consideration may be paid to the sellers upon achieving certain levels of financial performance in 2018 and 2019.  Until such time as DME Holdings has repaid the Preferred Stock, we have agreed to ensure that DME Holdings maintains cash or certain securities up to 125% of the aggregate liquidation preference of the Preferred Stock.

Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel Capital Partners is an affiliate of one of the sellers.

Our initial accounting for this business combination is still in process as of when these financial statements are available to be issued and as such pro forma financial information required by US GAAP is not presented.

SCHEDULE III

GREAT ELM CAPITAL GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

June 30, 2018

		Initial cost to company		Gross amount of which carried at close of period(a)(b)
Description	Encumbrances	Land	Buildings and improvements	Land	Buildings and improvements	Total	Accumulated depreciation(a)	Date acquired	Life on which depreciation in latest income statements is computed

Office buildings
Gartner I and II	$56,984	$9,170	$46,855	$9,170	$46,855	$56,025	$384	03/06/18	(c)
Fort Myers, FL
(a)

All property was acquired during the year ended June 30, 2018 as part of the real estate transaction described more fully in Note 6 of the Notes to the Financial Statements.  Accumulated depreciation consists only of depreciation incurred during the period between the acquisition of the property and the year ended June 30, 2018.  No other real estate transactions occurred and no costs have been capitalized subsequent to the acquisition of these assets.

(b)	The aggregate cost for federal income tax purposes was $64.5 million at June 30, 2018.
(c)	Depreciation is computed based on the following estimated lives:

Description	Life in Years
Buildings	55
Tenant improvements	12
Site improvements	16

S-1