Form 10-Q
period 2018-09-30
Great Elm Capital Group, Inc.
filed 2018-11-13
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, there were 25,905,989 shares of the registrant’s common stock outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contains forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “could,” “continue,” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements. These forward‑looking statements involve risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (GECC);
▪	the dividend rate that GECC will pay;
▪	our ability to grow our investment management, real estate and durable medical equipment businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets, and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
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
▪

other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2018	June 30, 2018
Current assets:
Cash and cash equivalents	$22,788	$42,962
Restricted cash	621	578
Current portion of related party receivables	1,108	1,338
Accounts receivable (net of allowance for doubtful accounts of $54)	5,813	-
Investments, at fair value (cost $19,806 at September 30, 2018; and $30,000 at June 30, 2018)	12,594	18,172
Inventories	1,698	-
Prepaid and other current assets	1,186	544
Total current assets	45,808	63,594
Related party receivables, net of current	-	2,919
Restricted investments, at fair value (cost $10,194 at September 30, 2018)	6,483	-
Real estate assets, net	55,334	55,641
Property and equipment, net	875	41
Equipment held for rental, net	8,591	-
Identifiable intangible assets, net	17,406	9,400
Goodwill	46,222	-
Right of use assets	5,590	1,521
Other assets	1,032	471
Total assets	$187,341	$133,587
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,794	$32
Accrued expenses and other liabilities	4,522	2,535
Current portion of related party payables	1,073	-
Current portion of lease liabilities	1,239	336
Liabilities related to discontinued operations	3,608	3,608
Current portion of long term debt	2,038	1,999
Current portion of related party notes payable	1,326	-
Total current liabilities	19,600	8,510
Related party payables, net of current portion	160	-
Lease liabilities, net of current portion	4,556	1,304
Long term debt, net of current portion	61,572	55,632
Related party notes payable, net of current portion	26,528	3,224
Redeemable preferred stock of subsidiary	5,266	-
Other liabilities	837	331
Total liabilities	118,519	69,001
Commitments and Contingencies
Contingently redeemable non-controlling interest	3,642	-
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 25,904,494 shares issued and 25,142,877 outstanding at September 30, 2018; and 25,480,200 shares issued and 24,718,395 outstanding at June 30, 2018	25	25
Additional paid-in-capital	3,304,785	3,302,886
Accumulated deficit	(3,243,470)	(3,238,547)
Total Great Elm Capital Group, Inc. stockholders' equity	61,340	64,364
Non-controlling interests	3,840	222
Total stockholders' equity	65,180	64,586
Total liabilities, non-controlling interest and stockholders' equity	$187,341	$133,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended September 30,
	2018	2017
Revenues:
Investment management revenues	$940	$1,769
Real estate rental income	1,442	-
Durable medical equipment sales and services revenue	2,784	-
Durable medical equipment rental income	1,307	-
Total revenues	6,473	1,769

Operating costs and expenses:
Cost of durable medical equipment sold and services	944	-
Cost of durable medical equipment rentals (includes depreciation expense of $280)	290	-
Investment management expenses	1,449	3,070
Real estate expenses	295	-
Durable medical equipment other operating expenses	1,861	-
Depreciation and amortization	710	180
Selling, general and administrative	3,367	1,887
Total operating costs and expenses	8,916	5,137
Operating loss	(2,443)	(3,368)
Dividends and interest income	547	491
Unrealized gain (loss) on investment in GECC	905	(354)
Interest expense	(995)	(98)
Other income (expense), net	45	(55)
Loss from continuing operations, before income taxes	(1,941)	(3,384)
Provision for (benefit from) income taxes	-	-
Loss from continuing operations	(1,941)	(3,384)
Discontinued operations:
Loss from discontinued operations, net of tax	(68)	-
Loss from discontinued operations, net of tax	(68)	-
Net loss	$(2,009)	$(3,384)
Less: net loss attributable to non-controlling interest	(5)	(354)
Net loss attributable to Great Elm Capital Group	$(2,004)	$(3,030)
Basic and diluted loss per share from:
Continuing operations	$(0.08)	$(0.13)
Discontinued operations	-	-
Net loss	$(0.08)	$(0.13)
Weighted average shares outstanding
Basic and diluted	25,054	23,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,009)	$(3,384)
Loss from discontinued operations	68	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	990	180
Stock-based compensation	673	1,757
Unrealized (gain) loss on investments	(905)	354
Non-cash interest and amortization of debt issuance costs	194	-
Other non-cash expense, net	34	55
Changes in operating assets and liabilities:
Related party receivable	230	(894)
Accounts receivable	(450)	-
Inventories	(152)	-
Prepaid assets, deposits, and other assets	(701)	(407)
Operating leases	(31)	-
Related party payable	7	-
Accounts payable, accrued liabilities and other liabilities	1,699	389
Net cash used in operating activities - continuing operations	(353)	(1,950)
Net cash used in operating activities - discontinued operations	(68)	-
Net cash used in operating activities	(421)	(1,950)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(41,821)	-
Purchases of equipment held for rental	(401)	-
Purchases of property and equipment	(37)	(13)
Net cash used in investing activities - continuing operations	(42,259)	(13)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(42,259)	(13)
Cash flows from financing activities:
Proceeds on revolving line of credit	5,555	-
Principal payments on long term debt	(485)	-
Proceeds from note payable to seller	16,500
Debt financing costs	(430)
Exercise of warrants to purchase common stock	1,409	-
Net cash provided by financing activities - continuing operations	22,549	-
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	22,549	-
Net decrease in cash, cash equivalents and restricted cash	(20,131)	(1,963)
Cash, cash equivalents and restricted cash at beginning of period	43,540	45,894
Cash, cash equivalents and restricted cash at end of period	$23,409	$43,931

Cash paid for interest	$471	$-

Non-cash investing and financing activities
Assumption of borrowings in connection with acquisition	$9,275	$-
Issuance of non-controlling interests in subsidiary in connection with acquisition	7,265	-
Preferred stock issued to seller in acquisition	5,266	-
Contingent consideration issued in connection with acquisition	1,225	-
Warrant liability settled with common stock issuance	-	194

As of September 30, 2018, amounts included in cash, cash equivalents and restricted cash at end of year consist of $22.8 million of cash and cash equivalents and $0.6 million of restricted cash as reported on the condensed consolidated balance sheet.  As of June 30, 2018, amounts included in cash, cash equivalents and restricted cash at end of year consist of $42.9 million of cash and cash equivalents and $0.6 million of restricted cash as reported on the condensed consolidated balance sheet.  There were no restricted cash balances at September 30, 2017 or June 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018

1. Organization

Great Elm Capital Group, Inc. (the Company) is a holding company incorporated in Delaware.  The Company currently has four operating segments: investment management, real estate, durable medical equipment and general corporate.  The Company is pursuing business development opportunities in investment management, real estate, durable medical equipment and other industries.

On September 7, 2018, the Company, through its majority-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc. (DME Inc.) an entity formed to acquire and combine two companies Valley Healthcare Holding, LLC (Valley) and Northwest Medical, Inc. (Northwest), which both specialize in the distribution of respiratory care equipment, including primarily positive air pressure equipment and supplies, ventilators and oxygen equipment and operate in Arizona, Nebraska Oregon, Washington and Alaska.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities Fund GP, Inc., Great Elm FM Acquisition, Inc., and Great Elm DME Manager, LLC.  Majority-owned subsidiaries include GECC GP Corp., Great Elm FM Holdings, Inc., CRIC IT Fort Myers, LLC DME Holdings, and DME Inc. and its seven wholly-owned subsidiaries.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K.  These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The condensed consolidated balance sheet as of June 30, 2018, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the year-ended June 30, 2018.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  The most important of these estimates and assumptions relate to revenue recognition, recognition of rental income, estimates for contractual allowances, estimates for allowance for doubtful accounts, the valuation of excess and obsolete inventories, depreciable lives of equipment, impairment of long lived tangible and intangible assets, valuation allowance for deferred tax assets, fair value measurements including stock-based compensation and contingent consideration, estimates associated with the application of acquisition accounting, and the value of lease liabilities and corresponding right to use assets.  Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

Segments

The Company has four operating segments: investment management, real estate, durable medical equipment and general corporate.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

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

Accounts receivable and allowance for bad debts

Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  Substantially all of the accounts receivable balance relates to the durable medical equipment business.  The Company does not require collateral in connection with its customer transactions.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to contractual allowances where the gross charge is greater than the contractual rate with the Payors.  Management’s evaluation of variable consideration takes into account such factors as past experience, contractual rates with Payors and information about specific receivables and Payors.  In addition, co-payments, co-insurance and deductible amounts billed to patient customers are initially constrained until paid.  See Note 3 – Revenue.

The allowance for doubtful accounts is maintained at a level that, in management’s opinion, is adequate to absorb potential credit losses related to accounts receivable and is based upon the Company’s evaluation of the collectability of outstanding balances.  Management’s evaluation takes into consideration such factors as past experience, economic conditions and information about specific receivables.  The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their net realizable value.

The assessment of variable consideration to be constrained and the determination of the allowance for doubtful accounts are based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimates.   There were no material adjustments to revenues or bad debts made in the current period relating to prior years. The bad debts allowance is increased by bad debt provisions charged to bad debt expense, net of recoveries, in general and administrative expense and is reduced by direct write-offs.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.

As of September 30, 2018, the Company had unbilled receivables of approximately $0.4 million that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement, but are not currently billable.

Investments and Restricted Investments

Investments and restricted investments consist of shares in Great Elm Capital Corp. (GECC), which is carried at fair value.  The Company’s restricted investment represents a portion of its investment in GECC, which has been contributed as part of the capitalization of DME Holdings, as required under the terms of the DME Holdings preferred stock.  Under the terms of the preferred stock issued by DME Holdings (See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary), the Company is required to maintain capitalization of DME Holdings at a specified level with qualifying assets. Therefore these assets are restricted and not available for use to fund the Company’s operations.  If at any month end the value of the qualifying assets falls below the required threshold, the Company shall, as promptly as practicable, contribute additional assets to meet the capitalization requirements.  Similarly, if at any month end the value of the qualifying assets exceeds the required threshold, the Company may remove the excess assets.  The Company has provided DME Holdings with shares of GECC in the amount of $6.5 million as of September 30, 2018, as capitalization for the preferred stock in DME Holdings.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under US GAAP.  See Note 8 – Fair Value Measurements.

Property, Equipment, Real Estate Assets and Rental Equipment

The Company records property and equipment acquired at cost.  The costs of property acquired from asset acquisitions or business combinations is recorded at fair value at the date of acquisition based on its estimated replacement costs.

The Company capitalizes the cost of the equipment predominantly leased out as part of the durable medical equipment business as such assets are acquired within equipment held for rental, net.  These purchases are classified as cash outflows from investing activities when they are paid.  The Company capitalizes the cost of equipment predominantly sold as part of the durable medical equipment business as such assets are acquired within inventories.  These purchases are classified as cash outflows from operating activities when they are paid.  A portion of equipment recorded within equipment held for rental, net, could ultimately be sold.  A portion of equipment recorded within inventories could ultimately be leased.  Management is not able to accurately track the ultimate use of equipment and has therefore adopted the above stated policy.

Management has estimated the useful lives of equipment leased to customers where title ultimately transfers to customers (e.g. capped rentals, typically 13 months with title transfer) based upon an analysis of ultimate disposition of rental equipment, some of which is returned to the Company and either re-leased or sold.

The Company recognizes depreciation in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives, which considers the term of lease for any leased assets.  The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset.  The Company charges expenditures for maintenance and repairs to operations in the periods incurred.  When assets are sold, the asset and accumulated depreciation are eliminated and a gain or loss is recognized in operating income.

Depreciation is recognized using the straight-line method over their estimated useful lives as follows:

Description	Life in Years
Real Estate Assets
Buildings	55
Site improvements	16
Tenant improvements	12
Property and Equipment
Leasehold improvements	7
Vehicles	5
Sleep study equipment	5
Furniture and fixtures	1 to 5
Computer equipment and software	3
Rental Equipment
Medical equipment for lease	1 to 5

Inventories

Inventories, which principally consist of durable medical equipment and related supplies that are predominantly held for sale, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.  The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments or other economic factors.  The Company bases its provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales.  A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future.  As the Company purchases all of its inventories, all inventories are categorized as finished goods.  There were no significant write-offs during the three months ended September 30, 2018.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations.  Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  We perform our annual impairment test on the first day of the fiscal fourth quarter.

The Company amortizes its identifiable intangible assets over their estimated useful lives using applicable discounted cash flow attribution and straight-line methods.  The Company amortizes its identifiable intangible assets over periods ranging from five to fifteen years.

Long-Lived Assets

Long-lived assets include real estate assets, property and equipment, intangible assets and the right of use assets.  These assets are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable based on undiscounted cash flows.  If an impairment is indicated, the Company records the impaired asset at fair value, and records a charge to operations.  No such impairment triggering events were identified in the current period.

Leases and Right of Use Assets

We determine if an arrangement is a lease at inception.  As of September 30, 2018, all of our leases are operating leases.  Operating leases are included in operating lease right of use assets (ROU), current portion of lease liabilities and lease liabilities net of current portion in the condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  We use the implicit rate when readily determinable.  The ROU assets also includes any lease payments made and adjustments recorded in acquisition accounting.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for together as a single lease component.

At September 30, 2018, the majority of our lease liabilities and ROU assets were acquired with the durable medical equipment businesses as discussed in Note 4 – Acquisition and the amounts disclosed on the condensed consolidated balance sheet represent preliminary valuations.

Cost of Durable Medical Equipment Sold and Services

Cost of durable medical equipment sold and services includes costs included in inventory for medical equipment sold and direct costs associated with providing sleep study services, including staff to perform the studies and supplies used in the studies.

Cost of Durable Medical Equipment Rentals

Cost of rentals includes depreciation on medical equipment held for lease and related maintenance expenses.

Investment Management Expenses

The Company classifies direct expenses of its investment management segment including: payroll, stock-compensation, and related taxes and benefits; facilities costs; and professional fees; in investment management expenses in the accompanying condensed consolidated statements of operations.  GECM has a three-year contractual consulting arrangement through November 2019 with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.

Real Estate Expenses

The Company classifies direct expenses of its real estate segment, including: real estate taxes, insurance, property management fees and other operating expenses in real estate expenses in the accompanying condensed consolidated statements of operations.  Under the terms of the lease, the Company may recover from the tenant certain expenses including: real estate taxes, insurance and other operating expenses; the recovery of these expenses is recognized in rental income in the accompanying consolidated statements of operations, in the same periods as the expense are incurred.

Durable Medical Equipment Other Operating Expenses

The Company classifies direct expenses of its durable medical equipment segment, including payroll, facilities and equipment costs, professional fees and other administrative costs, in durable medical equipment other operating expenses in the accompanying condensed consolidated statements of operations.

Depreciation and Amortization

The Company has separately presented depreciation and amortization expense, except for depreciation expense which is included in cost of durable medical equipment rentals as described above, which is based on its estimate of useful lives of the assets.

Business combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the diluted net loss by the weighted-average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, unvested restricted common shares and common stock warrants, as determined using the treasury stock method.  For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

As of September 30, 2018 and 2017, the Company had 3,439,497 and 3,560,408 potential shares of Company common stock, respectively, that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive.

Restrictions on Subsidiary Dividends

In the GP Corp. Note Agreement, GECC GP Corp. agreed not to declare any dividends until the GP Corp. Note is satisfied.  As of September 30, 2018, the Company also could not declare any dividends from its durable medical equipment or real estate subsidiaries as such actions are subject to satisfaction of certain conditions under the applicable subsidiary debt agreements.

Concentration of Risk

The Company’s net investment revenue and receivables from continuing operations for the periods presented were attributable to the management of one investment vehicle, GECC, which is also a related party.  See Note 5 – Related Party Transactions.

The Company’s real estate rental revenue from continuing operations is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  For the three months ended September 30, 2018, one such government program payor constituted approximately 22% of consolidated revenues and 25% of our ending accounts receivable.

Recently Adopted Accounting Standards

Revenue Recognition  In May 2014, the Financial Accounting Standards Board (FASB) issued the New Revenue Standard, which replaced Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), including industry-specific requirements, and provided companies with a single principles-based revenue recognition model for recognizing revenue from contracts with customers. The core principle of the New Revenue Standard is that a company should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

On July 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (Topic 606) and related amendments, under the modified retrospective transition method.  Accordingly, the periods prior to adoption are presented under our prior accounting policies and we applied the new guidance to all open contracts with customers as of the implementation date.

The new guidance outlines a single revenue recognition model for all contracts with customers and provides a framework for addressing revenue recognition issues on a comprehensive basis.  The framework includes five steps:

1.	Identifying the contract(s) with a customer.
2.	Identifying the performance obligations in the contract.
3.	Determining the transaction price.
4.	Allocating the transaction price to the performance obligations in the contract.
5.	Recognizing revenue when (or as) the entity satisfies a performance obligation.

The adoption of Topic 606 impacted the Company’s revenue recognition policy for incentive fee revenue associated with our investment management agreements.  The Company’s revenue recognition policy for rental revenue for its real estate segment did not change since the revenue recognition for such arrangements is outside the scope of Topic 606.

Under Topic 606, variable consideration such as incentive fees must be constrained (not recognized) if it is not probable that there would not be a significant reversal of recognized revenue.  There was no impact on the Company’s revenue recognition policy for management and administrative revenues as these amounts are not subject to constraint.  The Company fully constrained its performance-based incentive fee revenue in contrast to recognizing revenue based on a hypothetical liquidation of net assets on the reporting date and the distribution of the net proceeds in accordance with the respective investment management agreements under its prior policies.  Under the modified retrospective method, the cumulative effect of adopting Topic 606 was recognized as an adjustment to eliminate incentive fees receivable and increase accumulated deficit of $2.9 million and after such adjustment there were no incentive fees receivable.

The following table reflects the impact of the cumulative effect of the accounting changes upon the adoption of Topic 606 on the condensed consolidated balance sheet as of the beginning of the period:

(in thousands)	As of June 30, 2018	Impact of accounting change	As of July 1, 2018
Incentive fees receivable - related party	$2,919	$(2,919)	$-
Accumulated deficit	(3,238,547)	(2,919)	(3,241,466)

The following table shows the effect of the change in accounting on the condensed consolidated statement of operations:

	For the three months ended September 30, 2018
(in thousands)	Under Topic 605	Under Topic 606	Effect of Change
Investment management revenues	$1,516	$940	$576
Durable medical equipment sales and services revenue	2,784	2,784	-
Total revenues accounted for under Topic 606	$4,300	$3,724	$576
Total revenues	7,049	6,473	576
Net loss from continuing operations	(1,365)	(1,941)	576
Net loss	(1,433)	(2,009)	576
Net loss attributable to Great Elm Capital Group	(1,428)	(2,004)	576
Net loss per share	$(0.06)	$(0.08)	$0.02

Fair Value Measurements In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  The Company early adopted the eliminated and modified disclosures of ASU 2018-13 during the three months ended September 30, 2018 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.

Recently Issued Accounting Standards

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

3. Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2018	2017
Product and Services Revenue(1)
Investment Management
Management Fees	$768	$551
Incentive Fees	-	891
Administration Fees	172	327
	940	1,769
Durable Medical Equipment
Equipment Sales	2,300	-
Service Revenues	484	-
	2,784	-

Total product and services revenue	$3,724	$1,769

Rental Revenues
Real Estate
Rental Income	1,442	-
Durable Medical Equipment
Medical Equipment Rental Income	1,307	-
Total rental revenue	2,749	-

Total	$6,473	$1,769
(1)

Revenue for sales of products or services recognized in the three months ended September 30, 2018 and 2017 was accounted for under Topic 606 and Topic 605, respectively as discussed in this note and Note 2 – Summary of Significant Accounting Policies.

Revenue Accounting Under Topic 605

For discussion of our revenue recognition policy as it relates to revenue transactions accounted for prior to July 1, 2018, which was accounted for under Topic 605, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Revenue Accounting Under Topic 606

In determining the appropriate amount of revenue to be recognized under Topic 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Management Fees

The Company earns management fees based on the investment management agreement GECM has with GECC.  The performance obligation is satisfied over time as the services are rendered, since GECC simultaneously receives and consumes the benefits provided as GECM performs services.  Under GECC’s investment management agreement with GECM, the base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets.  The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.  Management fees are billed quarterly in arrears.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0%.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.

Administration Fees

The Company earns administration fees based on the administration agreement GECM has with GECC whereby GECC reimburses GECM for costs incurred in performing administrative functions for GECC.  This revenue is recognized over time as the services are performed.  Administrative fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided.  The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

Durable Medical Equipment Revenue

Equipment Sales and Services Revenues

The Company sells durable medical equipment, replacement parts and supplies to customers and recognizes revenue at the point control is transferred through delivery to the customer.  Each piece of equipment, part or supply is distinct and separately priced thus they each represent a single performance obligation.  The revenue is allocated amongst the performance obligations based upon the relative standalone selling price method, however, items are typically all delivered or supplied together.  The customer and, if applicable, the Payors are generally charged at the time that the product is sold, although separate layers of insurance coverage may need to be invoiced before final billings may occur.

The Company also provides sleep study services to customers and recognizes revenue when the results of the sleep study are complete as that is when the performance obligation is met.

The transaction price on both equipment sales and sleep studies is the amount that the Company expects to receive in exchange for the goods and services provided.  Due to the nature of the durable medical equipment business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid.  As such, we constrain the transaction price for the difference between the gross charge and what we believe we will collect from Payors and from patients.  The transaction price therefore is predominantly based on contractual payment rates determined by the Payors.  The Company does not generally contract with uninsured customers.  We determine our estimates of contractual allowances and discounts based upon contractual agreements, our policies and historical experience.  While the rates are fixed for the product or service with the customer and the Payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, from the patient customer.  The Company includes in the transaction price only the amount that the Company expects to be entitled, which is substantially all of the Payor billings at contractual rates.  The transaction price is initially constrained by the amount of customer co-payments, which are included in the transaction price when considered probable of payment, which is generally when paid, and included in revenue if the product or service has already been provided to the customer.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products are services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations as of September 30, 2018.  The Company does not have any material contract assets as of September 30, 2018.

We had no opening balances of contract assets (unbilled revenues), contract liabilities (deferred revenue) or receivables as these were acquired in September 2018, with our acquisition of the durable medical equipment businesses.

Revenue Accounting Under Topic 842

Real Estate Revenue

Rental Revenue

Under FASB Accounting Standards Codification Topic 842, Leases, (Topic 842) rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured.  Under the terms of the lease, the Company may recover from the tenant certain expenses, including: real estate taxes, insurance and other operating expenses.  The recovery of these expenses is recognized in rental income in the accompanying consolidated statements of operations, in the same periods as the expenses are incurred.  These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

Durable Medical Equipment Revenue

Equipment Rental Revenue

Consistent with the lease of real estate assets, the Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month to month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month to month basis.  Under Topic 842, rental income from operating leases is recognized on a month to month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the current period, relating to prior periods.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  In addition, the Company estimates potential future adjustments and write-offs of these unbilled amounts and includes these estimates in the allowance for adjustments and write-offs of rental revenue which is netted against gross receivables.

4. Acquisition

In September 2018, through its majority-owned subsidiary, DME Holdings, the Company acquired an 80.1% interest in DME Inc., an entity formed to acquire and combine two previously unrelated durable medical equipment distribution companies, Valley and Northwest, which both specialize in the distribution of sleep and respiratory care equipment, including positive air pressure equipment and supplies, ventilators, and oxygen equipment.  The medical distribution companies operate in Alaska, Arizona, Nebraska, Oregon and Washington.  The Company expects to achieve significant synergies and costs reductions through the combination of these companies in this acquisition.  Operating results of the acquired businesses have been included in the consolidated statements of operations since September 1, 2018 as the impact of including the period prior to September 7, 2018 was immaterial to the condensed consolidated financial statements.

The acquisition date fair value of the consideration transferred is summarized in the following table:

(in thousands)	Amount
Cash	$25,321
Increase in note payable to seller(1)	16,500
Debt assumed	9,275
Preferred stock in DME Holdings	5,266
Contingent consideration	1,225
Total Consideration	$57,587
(1)	Included in related party note payable on the condensed consolidated balance sheet.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of obtaining finalized third-party valuations of certain intangible assets, and gathering information on all assets acquired and liabilities assumed, thus, all amounts are preliminary and are subject to change as these provisional estimates are finalized.

(in thousands)	Amount
Accounts receivable	$5,363
Inventories	1,546
Other assets	503
Fixed assets	852
Equipment held for rent	8,470
Goodwill	46,222
Tradename	6,900
Non-compete agreements	1,450
Right of use asset	4,205
Current liabilities	(6,374)
Operating lease liabilities	(4,285)
Non-controlling interest	(7,265)
Net Assets Acquired	$57,587

The outstanding balances of the note payable to seller, debt assumed on the revolving credit facility and the preferred stock in DME Holdings approximates fair value based upon current rates and terms available for similar instruments.

The trade name was determined to have a fair value of $6.9 million.  The valuation of the trade name was based on a relief from royalty method.  The key assumptions in applying the relief from royalty approach are as follows: royalty rate of 3.0% and a discount rate of 20%.

The non-compete agreements were determined to have a fair value of $1.5 million.  The valuation of the non-compete agreements was based on a lost profits method.  The key assumptions in applying the lost profits method are as follows; probability adjusted EBITDA of the acquired businesses and a discount rate of 20%.

The contingent consideration arrangement requires the Company to pay $2.4 million of additional consideration to the acquired companies’ former shareholders if certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds are achieved for the 12 months ended December 31, 2018 and 2019.  The fair value of the contingent consideration arrangement at the acquisition date was $1.2 million.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model are as follows: 33.5% volatility, discount rate of 12.65% and probability adjusted EBITDAs of the acquired businesses.  As of September 30, 2018, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of acquired businesses since there were no changes in the estimate of EBITDA or volatility due to the short period since the initial estimate.

These fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement.

Upon a subsequent sale of DME Inc., certain members of the DME Inc. management team will be entitled to a contingent bonus based on a percentage of the proceeds of the sale less the Company’s invested capital in DME Inc.

Of the $8.4 million of acquired identifiable intangible assets, $6.9 million was provisionally assigned to tradenames and $1.5 million was provisionally assigned to non-compete assets, which are associated with the former sellers of the businesses.  All tradenames acquired have an expected life of 10 years over which they will be amortized on a straight-line basis, which matches the pattern of economic use of these assets.  The non-compete agreements have a weighted-average expected life of 4.2 years.  All non-compete agreements will be amortized on a straight-line basis, which approximates the pattern of economic use.  Neither tradenames nor the non-compete agreements have renewal terms or are expected to have any net realizable value at the end of their useful lives.

The $46.2 million of goodwill was assigned to the medical device segment and is attributable primarily to expected synergies and the assembled workforce of the acquired businesses.  Approximately $20.5 million of the goodwill is expected to be deductible for income tax purposes.  This amount is preliminary and subject to change as the provisional estimate is finalized.  As of September 30, 2018, there were no changes in the recognized amounts of goodwill resulting from the acquisition of businesses.

The fair value of the 19.9% non-controlling interest in acquired companies is provisionally estimated to be $7.3 million. The fair value of the non-controlling interest was estimated based on the purchase price paid by the Company for its 80.1% of the acquired business since the non-controlling interest holders hold equity in DME Inc., which allows the holders to share in at least the same benefits inured from the acquisition as the Company.

The Company has not recorded any deferred tax amounts associated with differences between income tax basis and the stepped up basis of financial statement basis amounts in its preliminary purchase allocation of consideration transferred for the acquired businesses.  The Company is in the process of obtaining the income tax basis amounts related to assets acquired and liabilities assumed.  As a result, the related deferred tax balance sheet amounts and any potentially impacted income tax provision or benefit will be recorded once the information becomes available and is evaluated by the Company. The Company expects these provisional amounts to be resolved prior to the end of fiscal year 2019.

The Company recognized $1.9 million of acquisition costs that were expensed in the current period.  These costs are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.  The Company also incurred $0.4 million in costs associated with issuing debt to finance the cost of the acquired businesses, which are debt issuance costs that are amortized over the term of the debt using the effective interest rate method.

The amounts of revenue and net income of the acquired business included in the Company’s condensed consolidated statement of operations from the date of acquisition through September 30, 2018 is $4.1 million and $0.03 million, respectively.

Supplemental Pro Forma Information

The pro forma results presented below were prepared pursuant to the requirements of ASC Topic 805, Business Combinations, and give effect to the acquisition as if it had been consummated on July 1, 2017.  The pro forma results have been prepared for comparative purposes only and do not necessarily represent what revenue or results of operations would have been had the acquisition been completed on July 1, 2017.  In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved by the Company.

	For the three months ended September 30,
(in thousands)	2018	2017
Revenues	$14,767	$13,413
Net loss	(696)	(4,925)
Net loss attributable to Great Elm Capital Group	(594)	(4,623)

These pro forma results presented include adjustments to historical operating results include the following activity related to the acquisition: (a) interest expenses incurred on the debt paid down and borrowed upon closing; (b) dividends on preferred stock in subsidiary; (c) amortization of intangible assets acquired; and (d) reclassification of non-recurring transaction costs to the prior period.

5. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Investment Management

The Company’s wholly-owned subsidiary, GECM, has agreements to provide administrative services and manage the investment portfolio for GECC.  Under these agreements, GECM receives administrative fees, management fees based on GECC’s assets (other than cash and cash equivalents) and incentive fees if GECC has net capital gains or if its net investment income exceeds a specified hurdle rate.  Fees under the agreements began to accrue on November 4, 2016.  See Note 3 – Revenue for additional discussions of the fee arrangements.

All of the Company’s investment management revenue recognized for the periods presented was generated from the management and administration of GECC.  Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of GECC.  See Note 8 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between GECC and the Company.

	For the three months ended September 30,
(in thousands)	2018	2017
Change in unrealized gain (loss) on investment in GECC recorded in the period	$905	$(354)
GECC dividends recorded in the period	490	491

(in thousands)	September 30, 2018	June 30, 2018
Dividends receivable from GECC	$163	$163
Investment management revenues receivable from GECC(1)	962	4,094
(1)

Investment management fees receivable from GECC as of June 30, 2018 include incentive fee receivables of $2.9 million which have been reversed as a result of the adoption of Topic 606 on July 1, 2018.  See Note 2 – Summary of Significant Accounting Policies.

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.

The Company is the beneficial owner of approximately 18.5% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.  The Company’s Chief Financial Officer is also the Chief Financial Officer of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through September 30, 2018; correspondingly, no profits were available to GECC GP Corp. under the profit sharing agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities Fund GP, Inc. (GEOF GP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  As the general partner, GEOF GP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEOF FP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through September 30, 2018 no incentive allocations have been made to GEOF GP.

As part of the entry into the investment management business in November 2016, the Company entered into the Profit Sharing Agreement and a cost sharing agreements with MAST Capital Management, LLC (MAST Capital) and acquired certain assets from MAST Capital.  In consideration for the assets acquired, GECC GP Corp. issued a senior secured not payable (GP Corp. Note).  In addition, the Company issued warrants to purchase 54,733 shares of the Company’s common stock (MAST Warrants).  During the three months ended September 30, 2017 the Company paid $0.3 million in non-reimbursable expenses in connection with the cost sharing agreement.  There was no such activity for the three months ended September 30, 2018 as a result of the separation discussed below.

In September 2017, the Company entered into a separation agreement with MAST.  The separation agreement contemplated, among other things, a reduction in the principal balance of the GP Corp. Note, the termination of the cost sharing agreement and the exchange of the MAST warrants for new warrants to purchase 420,000 shares of the Company’s common stock (New MAST Warrants).  As a result of the separation, $0.5 million of non-vested stock-based compensation was forfeited.  In July 2018, MAST Capital exercised the New MAST Warrants.  MAST Capital is the beneficial owner of approximately 9.4% of the Company’s outstanding common stock as of September 30, 2018.  See Note 11 - Borrowings for additional discussion of the GP Corp. Note and Note 12 – Stockholders’ Equity for additional discussion of the warrant activity.

Real Estate

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in Great Elm FM Holdings, Inc. (GE FM Holdings).  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility). Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at September 30, 2018 Corbel holds preferred stock of DME Holdings and a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 11 - Borrowings for additional information on the Corbel Facility and Note 12 – Non-Controlling Interests and Preferred Stock of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Additionally, the Company has a contingent liability to the sellers for $1.2 million, of which $1.0 million is included in the current portion of related party payables and the remainder is included in related party payables, net of current portion on the balance sheet.  See Note 4 – Acquisition for additional details.

6. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets (in thousands):

	September 30, 2018	June 30, 2018
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(691)	(384)
Net carrying amount	$55,334	$55,641

Property and Equipment
Leasehold improvements	$277	$45
Vehicles	188	-
Computer equipment and software	110	-
Furniture and fixtures	160	27
Sleep study equipment	227	-
	962	72
Accumulated depreciation	(87)	(31)
Net carrying amount	$875	$41

Medical Equipment Held for Rental
Medical equipment held for rental	$8,871	$-
Accumulated depreciation	(280)	-
Net carrying amount	$8,591	$-

Within the equipment held for rental, net, there is $1.2 million of equipment that has not yet been leased and therefore depreciation has not yet begun.

The Company recognized total depreciation expense of $0.6 million for the three months ended September 30, 2018, of which $0.3 million is included in cost of durable medical equipment rentals and $0.4 million is included in depreciation and amortization on the condensed consolidated statements of operations.  The Company incurred immaterial depreciation expense for the three months ended September 30, 2017.

7. Lessor Operating Leases

Real Estate Leases

The Company’s majority-owned subsidiary CRIC IT Fort Myers LLC (Property Owner) owns a fee simple interest in two Class A office buildings, Gartner I and Gartner II (collectively, the Property).  The Property is fully leased, on a triple net basis, to Gartner, Inc. (Gartner) until March 31, 2030, which may be extended at the option of Gartner in accordance with the terms of the lease.  The Gartner I lease contains two five-year extensions and the Gartner II lease contains three five-year extensions (collectively, the Leases).  Under the terms of the Leases, the renewal rates are equal to 95% of the then fair market rent, and the tenant does not have a purchase option at the end of the lease term.  The leases require Gartner to make a base monthly lease payment of approximately $0.4 million as calculated on a straight line basis over the remaining expected lease term plus additional rent payments for additional costs.  Additional rental payments are due for Property Owner costs, such as property taxes, management fees, and insurance costs, as incurred.  See Note 3 – Revenue for additional discussion of rental revenues.

The Property is subject to mortgage, security agreement and assignment of leases and rents with the senior and subordinated lenders, which is further described in Note 11 - Borrowings.  The Property Owner has assigned all rights, title and interest in and to the Property and the Leases to the senior and subordinated lenders and all amounts received are paid to a trust which funds the operating costs associated with the Property.  The Company does not have rights to these rent payments while the borrowings remain outstanding.

The Company expects to derive value from the residual value at the end of the existing lease term by further leasing the assets or through a sale transaction.

Rental income for the three months ended September 30, 2018 included $1.2 million from base rents and $0.2 million from additional rental payments.

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the nine months ending June 30, 2019	$3,031
For the year ending June 30, 2020	4,120
For the year ending June 30, 2021	4,213
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,420
Thereafter	33,203
Total base rent	$53,299

Medical Equipment Leases

Through its majority-owned subsidiary DME Inc., and the subsidiaries of DME Inc., the Company owns medical equipment which is leased to customers.  The Company’s customers consist primarily of patients through their clinical providers including medical centers, clinics and hospices and the Company has lease arrangements with these patients.  In addition, the arrangements between the Company and its customers are impacted by arrangements between the Company and Payors.  The Payors may cover a portion or all of the rental payments under the agreements between the Company and its customers.  The patient is responsible for any residual co-payments.

The lease terms may be for a pre-determined time period, generally 10 months to 36 months; however, the customer may cancel the lease at any time and for any reason without penalty and therefore, the Company treats all leases as month-to-month leases.  Upon termination of the lease, the equipment, if not aged beyond its useful life, may be refurbished and subsequently sold or leased to another customer.  As the leases are month-to-month, there are no future lease receivables under the terms of the current leases.

8. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$12,594	$-	$-	$12,594
Restricted investment in GECC	6,483	-	-	6,483
Total assets	$19,077	$-	$-	$19,077
Liabilities:
Contingent consideration liability (included in current portion of related party payables)	$-	$-	$1,065	$1,065
Contingent consideration liability (included in related party payables, net of current portion)	-	-	160	160
Total liabilities	$-	$-	$1,225	$1,225

The only recurring fair value measurements at June 30, 2018 was the investment in GECC which did not have any restrictions at that date.  The investment in GECC was valued using Level 1 inputs at June 30, 2018.

Aside from the addition of the contingent consideration liability as a result of the business acquisition during the period, there has been no other activity related to liabilities fair valued using Level 3 inputs during the three months ended September 30, 2018.

The Company is the beneficial owner of approximately 18.5% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.  There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2018 and 2017.

See Note 11 - Borrowings for additional discussion related to the fair value of notes payable.  The carrying value of all other financial assets and liabilities approximate their fair values.

9. Goodwill and Other Intangible Assets

The Company’s investment management and real estate segments include identifiable intangible assets acquired through acquisitions in prior years.  In connection with the acquisition of the durable medical equipment businesses, the Company has also recognized goodwill and identifiable intangible assets associated with the tradenames and non-compete agreements.  See Note 4 – Acquisition.

Goodwill of $46.2 million presented on the condensed consolidated balance sheet consists only of the goodwill acquired as part of the acquisition of the durable medical equipment businesses during the three months ended September 30, 2018.  There have been no other changes in the carrying amount of goodwill during the period.  There was no goodwill as of June 30, 2018.

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of September 30, 2018			As of June 30, 2018
Amortized intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment Management
Investment management agreement	$3,900	$(907)	$2,993	$3,900	$(789)	$3,111
Assembled workforce	526	(122)	404	526	(106)	420
	4,426	(1,029)	3,397	4,426	(895)	3,531
Real Estate
In-place lease	6,028	(284)	5,744	6,028	(159)	5,869

Durable Medical Equipment
Tradename	6,900	(59)	6,841	-	-	-
Non-compete agreements	1,450	(26)	1,424	-	-	-
	8,350	(85)	8,265	-	-	-

Total	$18,804	$(1,398)	$17,406	$10,454	$(1,054)	$9,400

Aggregate Amortization Expense:	2018	2017
For the three months ended September 30,	$344	$173

Estimated Amortization Expense:
For the nine months ending June 30, 2019	$1,599
For the year ending June 30, 2020	2,082
For the year ending June 30, 2021	1,938
For the year ending June 30, 2022	1,865
For the year ending June 30, 2023	1,798

10. Lessee Operating Leases

All of the Company’s leases are operating leases.  Certain of the leases have both lease and non-lease components.  The Company has elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.  The following table provides additional details of the leases presented in the balance sheets:

(in thousands)	September 30, 2018	June 30, 2018
Facilities
Right of use assets	$5,521	$1,521

Current portion of lease liabilities	1,227	336
Lease liabilities, net of current portion	4,499	1,304
Total liabilities	$5,726	$1,640

Weighted-average remaining life	4.8 years	6.3 years
Weighted-average discount rate	11.6%	10.0%

Vehicles
Right of use assets	$69	$-

Current portion of lease liabilities	12	-
Lease liabilities, net of current portion	57	-
Total liabilities	$69	$-

Weighted-average remaining life	4.5 years	n/a
Weighted-average discount rate	12.2%	n/a

As of September 30, 2018, the Company had remaining right of use assets of $5.6 million and lease liabilities of $5.8 million (consisting of $1.2 million in current portion of lease liabilities and $4.6 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

Operating lease costs are included in the operating expense associated with the business segment leasing the asset on the statements of operations are included in cash flows from operating activities on the statements of cash flows.  Certain operating leases include variable lease costs which are not material and are included in operating lease costs.  Additional details are presented in the following table:

	For the three months ended September 30,
(in thousands)	2018	2017
Facilities
Operating lease cost	$219	$95
Cash paid for operating leases	213	179

Vehicles
Operating lease cost	$2	$-
Cash paid for operating leases	2	-

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases (in thousands):

(in thousands)
For the nine months ending June 30, 2019	$1,403
For the year ending June 30, 2020	1,632
For the year ending June 30, 2021	1,495
For the year ending June 30, 2022	1,270
For the year ending June 30, 2023	811
Thereafter	944
Total lease payments	$7,555
Imputed interest	(1,760)
Total lease liabilities	$5,795

Investment Management and General Corporate

The Company entered into a lease for office space located in Waltham, MA.  This office space is allocated between the investment management and general corporate segments.  On the commencement date of the lease, the non-cancellable term was for eighty-eight months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty-month period.

The lease payments commenced on October 1, 2017, four months after the Company began to occupy the space.  On an annual basis, the lease payments increase at an average rate of approximately 2.4% from $28 to $32 thousand per month.

Durable Medical Equipment

As part of the acquisition discussed in Note 4 – Acquisition, the Company assumed leases for facilities and vehicles.  The facility leases include offices, retail and warehouse space and sleep labs.  The leases have original or amended terms ranging from 60 to 183 months, some of which include an additional option to extend the lease for up to 180 months.  At the date of acquisition, the remaining lease terms ranged from 3 to 96 months.  Certain of these leases have variable rental payments tied to a consumer price index or include additional rental payments for maintenance costs, taxes and insurance, which are accounted for as variable rent.

The vehicles leases have original lease terms of 60 months from the commencement date of each lease with no option to extend.  Each lease may be terminated by the lessee with 30-days’ notice after the first 13 months of the lease subject to certain early termination costs, including residual value guarantees.  The lease costs include variable payments for taxes and other fees.

11. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	September 30, 2018	June 30, 2018
GP Corp. Note	GECC GP Corp.	$3,224	$3,224
Corbel Facility	DME Inc. and subsidiaries	25,000	-
Total principal, net		$28,224	$3,224
Unamortized debt issuance cost		(370)	-
Total long-term related party notes payable		27,854	3,224
Less current portion of related party notes payable		(1,326)	-
Related party notes payable, net of current portion		$26,528	$3,224

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	September 30, 2018	June 30, 2018
Senior Note	CRIC IT	$53,676	$54,161
Subordinated Note	CRIC IT	2,930	2,823
DME Revolver	DME Inc. and subsidiaries	6,330	-
Total principal, net		$62,936	$56,984
Unamortized debt premiums		3,151	3,131
Unamortized debt discounts and issuance costs		(2,477)	(2,484)
Total long term debt		63,610	57,631
Less current portion of long-term debt		(2,038)	(1,999)
Long term debt, net of current portion		$61,572	$55,632

The Company incurred interest expense of $1.0 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the nine months ending June 30, 2019	$2,451
For the year ending June 30, 2020	3,485
For the year ending June 30, 2021	9,982
For the year ending June 30, 2022	3,833
For the year ending June 30, 2023	4,027
For the year ending June 30, 2024	22,044
Thereafter	58,677
Total	$104,499

Outstanding principal on related party borrowings	$28,224
Outstanding principal on other borrowings	62,936
Future interest to be paid-in-kind	13,339
Total future required principal payments	$104,499

Additional details of each borrowing by operating segment are discussed below.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At September 30, 2018, the interest rate was 5.4%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

The GP Corp. Note is non-recourse to any of the Company’s operations or net assets not related to GECM’s management services to GECC.  The GP Corp. Note may be prepaid at par value at any time with prior written notice to the holders of the GP Corp. Note.  Additionally, GECC GP Corp. is required to prepay the GP Corp. Note upon certain material liquidation transactions including any termination of the Profit Sharing Agreement.

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	Three months ended September 30,
(in thousands)	2018	2017
Principal payments	$-	$-
Interest expense	44	98

The Company estimated the fair value of the GP Corp. Note as of September 30, 2018 and June 30, 2018, on a non-recurring basis, using Level 3 inputs.  As of September 30, 2018 and June 30, 2018, the carrying value of the note approximated the fair value.

Real Estate

In March 2018, in connection with the acquisition of the real estate business, the Company assumed a senior secured note (Senior Note) with a principal balance of $54.8 million and a subordinated note (Subordinated Note) with a principal balance of $2.7 million at the date of acquisition.  The Senior Note was recorded at an estimated fair value of $52.2 million, reflecting a discount of $2.6 million from the face amount; and the Subordinated Note was recorded at $5.8 million, reflecting a premium of $3.1 million.  The discount and premium amortize over the life of the notes.

The Senior Note matures on March 15, 2030, accrues interest at a rate of 3.49% per annum and is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents.  The Senior Note requires monthly principal and interest payments through the maturity date, with the last payment of $18.4 million on March 15, 2030.  The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

The Subordinated Note matures on March 15, 2030, accrues interest at a rate of 15.0% per annum, and is secured by a second lien mortgage on the Property and an Assignment of Leases and Rents.  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  Accordingly, a $16.3 million payment is due on March 15, 2030.  The principal and interest due on the Subordinate Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

The note agreements include negative covenants that restrict the Property Owner’s business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property.  Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the Lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes or performance of any material obligations under the note and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the Leases and the stock owned by the Company in the Property Owner.  See Note 7 – Lessor Operating Leases.

As of September 30, 2018 and June 30, 2018, the fair value approximates the carrying value for both the Senior Note and Subordinated Note.

Durable Medical Equipment

In September 2018, in conjunction with the acquisition of 80.1% of Great Elm DME, Inc., the Company assumed a secured note (Corbel Facility) with a principal balance of $8.5 million, which was amended and increased to $25 million concurrent with the closing of the acquisition described in Note 4 – Acquisition.  In addition, the Company assumed and expanded a revolving line of credit agreement (DME Revolver) with a principal balance of $0.8 million, which was amended and increased to $6.3 million at the date of acquisition.

The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At September 30, 2018, the interest rate was 12.4%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.3 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ending December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

The Corbel Facility is held by a related party, Corbel, which holds a non-controlling interest in DME Inc. and preferred stock issued by DME Holdings.  In connection with the issuance of the amended Corbel Facility, the borrowers paid Corbel a one-time structuring fee of $375,000, which is included in debt issuance costs.  See Note 5 – Related Party Transactions and Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

DME Inc. is required to pay to Corbel, as agent of the Corbel Facility, a quarterly monitoring fee of $25,000 while the borrowings remain outstanding.  In addition, if the borrowing is repaid with proceeds of debt in full or in part at any time within the first three years from the date of issuance, the borrower shall pay an additional fee to the agent, ranging from 2.10% to 3.50% depending on the date of repayment based on the period outstanding, of the aggregate repaid principal amount.

Payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	Three months ended September 30,
(in thousands)	2018	2017
Principal payments	$-	$-
Interest expense	197	-

The DME Revolver had a balance of $6.3 million at September 30, 2018 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on August 30, 2020 and accrue interest at a variable rate of the prime rate plus 0.40% per annum.  At September 30, 2018, the interest rate was 5.7%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  If the DME Revolver is terminated within the first year, a termination fee equal to 3% of the original credit limit will be due.  The Company has classified all borrowings under the DME Revolver as long term in the condensed consolidated balance sheets based on the maturity date of the facility.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The Corbel Facility and DME Revolver each include covenants that restrict DME Inc. business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of DME Inc.  DME Inc. must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the DME Inc. EBITDA levels.

As of September 30, 2018 and June 30, 2018, the fair value approximates the carrying value for both the Corbel Facility and the DME Revolver.

12. Stockholders’ Equity

Performance Shares (Restricted Stock Awards)

The Company did not grant any restricted stock awards during the three months ended September 30, 2018.  As of September 30, 2018, the Company had 761,617 restricted stock awards that carry both performance and service conditions to vest.  The awards vest over a five-year service period, with the first twenty percent of the award vesting on the first anniversary of the grant, and the remaining award vesting quarterly through November 3, 2021.  In addition, the restricted stock awards are subject to pro-rated forfeiture based on the collection of cumulative fees under the GECC investment management agreement of at least $40 million for the five-year period ended November 3, 2021.

The Company estimates the performance condition is probable of being achieved.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  There were no forfeitures during the three months ended September 30, 2018.

For the three months ended September 30, 2018, the Company recognized compensation cost totaling $0.2 million associated with the performance-based awards.  For the three months ended September 30, 2017, the Company recognized compensation cost totaling $0.1 million associated with the performance-based awards.

The following table summarizes the Company’s restricted stock award activity as of and through September 30, 2018 (in thousands, except per share amounts):

Restricted Stock Awards and Restricted Stock Units	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	767	$3.92
Granted	-	-
Vested	(4)	3.65
Forfeited	-	-
Outstanding at September 30, 2018	763	$3.92

Stock Options

There were no stock options granted during the three months ended September 30, 2018.

The following table summarizes the Company’s option award activity as of and through September 30, 2018 (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	2,676	$4.31	7.44	$70
Options granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at September 30, 2018	2,676	$4.31	7.19	$3
Exercisable at September 30, 2018	1,565	$4.82	5.91	$1
Vested and expected to vest as of September 30, 2018	2,676	$4.31	7.19	$3

The Company did not issue any stock options but recognized total stock based compensation associated with all restricted stock and stock options of $0.7 million during the three months ended September 30, 2018.  During the three months ended September 30, 2017, the Company recognized total stock based compensation associated with all restricted stock and stock options of $1.8 million.

As of September 30, 2018, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $3.2 million.

Warrants

In July 2018, MAST Capital exercised their outstanding warrants for cash proceeds totaling $1.4 million.  At September 30, 2018, no warrants remained outstanding.

13. Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest balances on the condensed consolidated balance sheets and the related activity for the periods presented on the condensed consolidated statements of operations:

	Balance as of		Net income (loss) for the three months ended September 30,
(in thousands)	September 30, 2018	June 30, 2018	2018	2017
DME Holdings
Preferred stock classified as liability	$5,266	$-	$-	$-
DME Inc.
NCI classified as temporary equity	3,642	-	10	-
NCI classified as permanent equity	3,642	-	10	-
Total DME Inc.	12,550	-	20	-
GECC GP Corp.
NCI classified as permanent equity	(500)	(465)	(35)	(354)
GE FM Holdings
NCI classified as permanent equity	698	687	11	-
Total	$12,748	$222	$(5)	$(354)

Preferred stock in DME Holdings classified as liability

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued 5,266 shares of preferred stock in DME Holdings valued at $1,000 per share at issuance.  The preferred shares provide for a 10% annual dividend, which is payable semi-annually.  The preferred shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or September 7, 2038.  The redemption events include a change in control, initial public offering, liquidation of DME Holdings, or failure to pay dividends.  The preferred shares rank senior and have preference to the common shares of DME Holdings.  The shares are non-voting, do not participate in the earnings of DME Holdings and contain standard protective rights.

As the preferred shares are mandatorily redeemable at a specified date, the security has been classified as a liability in the consolidated balance sheet.  The dividends on the preferred stock are included in interest expense in the consolidated statement of operations.

Under the terms of the preferred stock, DME Holdings must maintain a required level of capitalization.  At the option of the Company, such capitalization is required to be an amount in cash and/or common stock of GECC, net of any debt of DME Holdings, with an aggregate value greater than or equal to 125% of the value of the shares of preferred stock.  After August 31, 2019, at least 100% of the value of the shares of preferred stock must be held in cash.  If at any month end the value of the qualifying assets falls below the required threshold, the Company shall, as promptly as practicable, contribute additional assets to meet the capitalization requirements.  Similarly, if at any month end the value of the qualifying assets exceeds the required threshold, the Company may remove the excess assets.  As of September 30, 2018, the Company contributed to DME Holdings GECC stock valued at approximately $6.5 million.  This investment is classified as restricted investments in the consolidated balance sheet.

The holder of the preferred stock, Corbel, is also the holder of the Corbel Facility and the non-controlling interest in DME Inc. classified as temporary equity discussed below.  See Note 5 – Related Party Transactions and Note 11 – Borrowings.

Non-controlling interest in DME Inc. classified as temporary equity

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued a 9.95% common stock equity ownership in DME Inc.  The holder of the interest has a board observer rights for the DME Inc. board of directors, but no voting rights.  DME Inc. has the right of first offer if the holder desires to sell the security and in the event of a sale of DME Inc., the holder must sell their securities (drag along rights) and has the right to participate in sales of DME Inc. securities (tag along rights).  In addition, upon the seventh anniversary of issuance date, if (i) the holder owns 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of DME Inc. has not commenced and (iii) the holder has not had an earlier opportunity to sell its shares at their fair market value, the holder has the right to request a marketing process for a sale of DME Inc. and has the right to put its common shares to DME Inc. at the price for such shares implied by such marketing process.  The Company also has the right to call the holder’s common shares at such price.  The holder of the non-controlling interest is entitled to participate in earnings of DME Inc. and is not required to fund losses.  As the redemption is contingent upon future events outside of the Company’s control which are not probable, the Company has classified the non-controlling interest as temporary equity and its fair value on the date of issuance, adjusted for any earnings in DME Inc.

The holder of this non-controlling interest, Corbel, is also the holder of the Corbel Facility and the preferred stock in DME Holdings discussed above.  See Note 5 – Related Party Transactions and Note 11 – Borrowings.

Non-controlling interest in DME Inc. classified as permanent equity

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued one of the former owners, a 9.95% common stock equity ownership in DME Inc.  The rights are consistent with the non-controlling interest classified as temporary equity, other than the holder does not have a contingent put right.  Accordingly, Company has classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in DME Inc.

GECC GP Corp. – Non-controlling interest classified as permanent equity

In September 2017, the Company eliminated the vesting provisions and removed the call rights for the GECC GP Corp. stock owned by employees of the Company.  As a result of the elimination, the Company recognized stock-based compensation expense of $1.5 million for the three months ended September 30, 2017, equal to the estimated fair value of the non-controlling interest held by our employees in GECC GP Corp.

GE FM Holdings – Non-controlling interest classified as permanent equity

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in GE FM Holdings.

14. Income Tax

As of June 30, 2018, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.7 billion and $197 million, respectively.  The federal NOL carryforwards will expire from 2019 through 2037 with the exception of NOL carryforwards generated in fiscal year 2018 or later which can be carried forward indefinitely.  The state NOL carryforwards will expire from 2019 through 2038.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

15. Segment Information

The Company allocates resources based on four operating segments: investment management, real estate, durable medical equipment and general corporate.

The following tables illustrate results of operations by segment (in thousands):

	For the three months ended September 30, 2018
(in thousands)	Investment Management	Real Estate	Durable Medical Equipment(1)	General Corporate	Reconciliation to Consolidated Total(2)	Consolidated Total
Revenue:
Total revenue	$940	$1,442	$4,091	$18	$(18)	$6,473
Operating costs and expenses:
Cost of durable medical equipment sold and services	-	-	(944)	-	-	(944)
Cost of durable medical equipment rentals	-	-	(290)	-	-	(290)
Depreciation and amortization	(136)	(431)	(143)	-	-	(710)
Stock-based compensation	(545)	-	-	(128)	-	(673)
Transaction costs	-	-	(542)	(1,324)	-	(1,866)
Other selling, general and administrative	(904)	(295)	(1,879)	(1,373)	18	(4,433)
Total operating expenses	(1,585)	(726)	(3,798)	(2,825)	18	(8,916)
Other income (expense):
Interest expense	(44)	(665)	(286)	-	-	(995)
Other income (expense)	-	-	20	1,477	-	1,497
Total other income (expense), net	(44)	(665)	(266)	1,477	-	502
Total pre-tax income (loss) from continuing operations	$(689)	$51	$27	$(1,330)	$-	$(1,941)

	For the three months ended September 30, 2017
(in thousands)	Investment Management	Real Estate(3)	Durable Medical Equipment(1)	General Corporate	Reconciliation to Consolidated Total	Consolidated Total
Revenue:
Total revenue	$1,769	$-	$-	$-	$-	$1,769
Operating costs and expenses:
Depreciation and amortization	(180)	-	-	-	-	(180)
Stock-based compensation	(1,553)	-	-	(204)	-	(1,757)
Other general and administrative	(1,517)	-	-	(1,683)	-	(3,200)
Total operating expenses	(3,250)	-	-	(1,887)	-	(5,137)
Other income (expense):
Interest expense	(98)	-	-	-	-	(98)
Other income (expense)	(47)	-	-	129	-	82
Total other expense, net	(145)	-	-	129	-	(16)
Total pre-tax income (loss) from continuing operations	$(1,626)	$-	$-	$(1,758)	$-	$(3,384)

(1)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.
(2)

The Company’s wholly-owned subsidiary, Great Elm DME Manager, LLC (DME Manager), provides advisory services to DME Inc. and receives consulting fee from DME Inc. for those services.  DME Manager is considered part of the general corporate segment of the Company.  The corresponding expense to DME Inc. and revenue to DME Manager are eliminated in consolidation.

(3)	Our real estate business began in March 2018 and there was no related activity prior to that date.

The following tables illustrate assets by segment (in thousands):

	As of September 30, 2018
Assets (in thousands)	Investment Management	Real Estate	Durable Medical Equipment	General Corporate	Total
Fixed assets, net	$40	$55,334	$9,426	$-	$64,800
Identifiable intangible assets, net	3,397	5,744	8,265	-	17,406
Goodwill	-	-	46,222	-	46,222
Other assets	2,984	1,279	19,622	35,028	58,913
Total	$6,421	$62,357	$83,535	$35,028	$187,341

	As of June 30, 2018
Assets (in thousands)	Investment Management	Real Estate	Durable Medical Equipment	General Corporate	Total
Fixed assets, net	$41	$55,641	$-	$-	$55,682
Identifiable intangible assets, net	3,531	5,869	-	-	9,400
Other assets	5,878	937	-	61,690	68,505
Total	$9,450	$62,447	$-	$61,690	$133,587

16. Commitments and Contingencies

In conjunction with the Divesture of its patent licensing business on June 30, 2016, the Company may receive additional proceeds of up to $10 million, subject to adjustment for indemnification or claims breach of representations, and warranties.  The purchaser has claimed that it has losses indemnifiable in excess of the $10 million contractual payment due on June 30, 2018.  As such, and as of September 30, 2018, the Company has determined the holdback was not realizable or estimable.  The Company expects to recognize the known or estimable portion of the holdback consideration upon resolution of active discussions with Optis UP Holdings, LLC regarding final payment terms.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have four operating segments: investment management, real estate, durable medical equipment, and general corporate.

Through our investment management business we manage a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund, LP, and separate accounts for an institutional investor.  The combined assets under management of these entities at September 30, 2018 was approximately $225.0 million.

Our real estate business, which we launched in March 2018, has a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property).  The Property is fully-leased, on a triple-net basis, to a single tenant through March 31, 2030.

In September 2018, we launched our durable medical equipment segment by acquiring two durable medical equipment businesses that specializes in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and also provide sleep study services.  These durable medical equipment businesses have operations in Alaska, Arizona, Nebraska, Oregon and Washington.

The operations of our general corporate segment encompass our corporate headquarters operations, in addition to management consulting services provided to certain of our subsidiaries.

We continue to explore other opportunities in the investment management, real estate and medical device distribution sectors, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital.  As of the date of this report, we have not entered into any firm commitments to make additional acquisitions or investments in any of these areas.

As of June 30, 2018, we had $1.7 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP).  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.  During the period ended September 30, 2018, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as it relates to recurring transactions, except for impact of our acquisition of the durable medical equipment businesses and the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) as discussed below:

Acquisition of Durable Medical Equipment Businesses

The acquisition of the durable medical equipment businesses resulted in the application of the following critical accounting policies:

Business combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period.

Goodwill

Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter.

Inventories

Inventories, which principally consist of durable medical equipment and related supplies that are predominantly held for sale, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.  The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments or other economic factors.  The Company bases its provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales.  A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future.  As the Company purchases all of its inventories, all inventories are categorized as finished goods.

Accounts receivable and allowance for bad debts

Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  Substantially all of the accounts receivable balance relates to the durable medical equipment business.  The Company does not require collateral in connection with its customer transactions.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  Constrained accounts receivable relate primarily to contractual allowances where the gross charge is greater than the contractual rate with the Payors.  Management’s evaluation of variable consideration takes into account such factors as past experience, contractual rates with Payors and information about specific receivables and Payors.  In addition, co-payments, co-insurance and deductible amounts billed to patient customers are initially constrained until paid.

The allowance for doubtful accounts is maintained at a level that, in management’s opinion, is adequate to absorb potential credit losses related to accounts receivable and is based upon the Company’s evaluation of the collectability of outstanding balances.  Management’s evaluation takes into consideration such factors as past experience, economic conditions and information about specific receivables.  The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their net realizable value.

The assessment of variable consideration to be constrained and the determination of the allowance for doubtful accounts are based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimates.   There were no material adjustments to revenues or bad debts made in the current period relating to prior years. The bad debts allowance is increased by bad debt provisions charged to bad debt expense, net of recoveries, in general and administrative expense and is reduced by direct write-offs.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.

Revenue Recognition

Durable Medical Equipment Sales and Service Revenue

The Company sells durable medical equipment, replacement parts and supplies to customers and recognizes revenue at the point control is transferred through delivery to the customer.  Each piece of equipment, part or supply is distinct and separately priced thus they each represent a single performance obligation.  The revenue is allocated amongst the performance obligations based upon the relative standalone selling price method, however, items are typically all delivered or supplied together.  The customer and, if applicable, the Payors are generally charged at the time that the product is sold, although separate layers of insurance coverage may need to be invoiced before final billings may occur.

The Company also provides sleep study services to customers and recognizes revenue when the results of the sleep study are complete as that is when the performance obligation is met.

The transaction price on both equipment sales and sleep studies is the amount that the Company expects to receive in exchange for the goods and services provided.  Due to the nature of the durable medical equipment business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid.  As such, we constrain the transaction price for the difference between the gross charge and what we believe we will collect from Payors and from patients.  The transaction price therefore is predominantly based on contractual payment rates determined by the Payors.  The Company does not generally contract with uninsured customers.  We determine our estimates of contractual allowances and discounts based upon contractual agreements, our policies and historical experience.  While the rates are fixed for the product or service with the customer and the Payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, from the patient customer.  The Company includes in the transaction price only the amount that the Company expects to be entitled, which is substantially all of the Payor billings at contractual rates.  The transaction price is initially constrained by the amount of customer co-payments, which are included in the transaction price when considered probable of payment, which is generally when paid, and included in revenue if the product or service has already been provided to the customer.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products are services are not recognized as revenue.  The Company does not incur contract acquisition costs.

Durable Medical Equipment Rental Revenue

Consistent with the lease of real estate assets, the Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month to month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month to month basis.  Under Topic 842, rental income from operating leases is recognized on a month to month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private payors, Medicare and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the current period, relating to prior periods.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  In addition, the Company estimates potential future adjustments and write-offs of these unbilled amounts and includes these estimates in the allowance for adjustments and write-offs of rental revenue which is netted against gross receivables.

Revenue Recognition – Adoption of Topic 606

During the three months ended September 30, 2018, we adopted Topic 606, which affected our revenue recognition methods for in the following areas:

In determining the appropriate amount of revenue to be recognized under Topic 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Investment Management Fees Revenue

The Company earns management fees based on the investment management agreement GECM has with GECC.  The performance obligation is satisfied over time as the services are rendered, since GECC simultaneously receives and consumes the benefits provided as GECM performs services.  Under GECC’s investment management agreement with GECM, the base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets.  The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.  Management fees are billed quarterly in arrears.

Incentive Fees Revenue

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0%.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.

Administration Fees Revenue

The Company earns administration fees based on the administration agreement GECM has with GECC whereby GECC reimburses GECM for costs incurred in performing administrative functions for GECC.  This revenue is recognized over time as the services are performed.  Administrative fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided.  The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

The non-recurring transactions in the period ended September 30, 2018 requiring management judgment and estimation are as follows:

Acquisition of Durable Medical Equipment Businesses  In September 2018, through its majority-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), the Company acquired an 80.1% interest in Great Elm DME, Inc. (DME Inc.) and its subsidiaries.  The remaining 19.9% ownership interest was issued to the prior owners.  See Note 4 – Acquisition in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Results of Operations

The following discussion is reflective of our four business segments.  Two of these segments, real estate and durable medical equipment, commenced operations in March and September 2018, respectively.  Correspondingly, the results of operations for these two segments for the three months ended September 30, 2018 are not comparable to the three months ended September 30, 2017.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based;
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition;
•	Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA – which are (non-GAAP) measurements of our investment management operations; and
•	Dividends and GECC share price ― which determine the return on our investment in GECC shares.

The following table provides the results of our investment management business for the three months ended September 30, 2018 and 2017.

(in thousands)	2018	Percent Change	2017
Revenue:
Total revenue	$940	(47)%	$1,769
Operating costs and expenses:
Stock-based compensation	(545)	(65)%	(1,553)
Consulting agreement	(204)	44%	(142)
Other general and administrative	(700)	(49)%	(1,375)
Depreciation and amortization	(136)	(24)%	(180)
Total operating expenses	(1,585)		(3,250)
Other income (expense):
Interest expense	(44)	(55)%	(98)
Other income (expense)	-	(100)%	(47)
Total other expense, net	(44)		(145)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(689)		$(1,626)

Investment Management Revenue

For the three months ended September 30, 2018, investment management revenues consisted of $0.8 million of management fees and $0.2 million of administrative fees.  For the three months ended September 30, 2017, investment management revenues consisted of $0.6 million of management fees, $0.3 million of administrative fees and $0.9 million of incentive fees.

The increase in management fees is due to an increase in the assets under management at GECC.  Administrative fees are generally consistent period over period as there have been no significant changes in the managed products subject to administration fees nor the administrative activities performed.  The decrease in incentive fees is due to the adoption of Topic 606 under US GAAP as of July 1, 2018 which requires certain criteria be met before the Company can recognize fee income.  As a result of this new accounting policy, the incentive fees earned are not recognized until payment is assured and the probability of significant reversal of the fees is eliminated.  See Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements (Unaudited).  See also “—Non-GAAP Measurements.”

Investment Management Costs and Expenses

The changes in operating costs and other expenses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 are largely attributable to our separation from MAST Capital Management, LLC (MAST Capital) in September 2017.  The separation resulted in several non-recurring expenses in the period of separation and the restructuring of compensation arrangements for the remaining employees subsequent to the separation as described below:

•	Included in general and administrative expenses for the three months ended September 30, 2017 are approximately $0.2 million in professional fees incurred as a result of the separation process.
•

Compensation arrangements were restructured for remaining employees resulting in a net increase of approximately $0.5 million in stock-based compensation and a net decrease of approximately $0.5 million in salaries and related costs for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

•

The Company eliminated the vesting provisions and removed the call rights for GECC GP Corp. stock owned by certain employees of the Company resulting in stock-based compensation expense equal to the estimated fair value of the non-controlling interest in GECC GP Corp. held by those employees of $1.5 million for the three months ended September 30, 2017.

•

As part of the entry into the investment management business in November 2016, the Company entered into a profit sharing agreement and cost sharing agreements with MAST Capital and acquired certain assets from MAST Capital.  In consideration for the assets acquired, GECC GP Corp. issued a senior secured note payable (the GP Corp. Note).  The principal of the GP Corp. Note was reduced from $10.8 million to $3.3 million resulting in a corresponding decrease in the related interest expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  In addition, there was a one-time loss of $0.05 million which was recognized in other expense during the three months ended September 30, 2017.

Real Estate Business

The following table provides the results of our real estate business for the three months ended September 30, 2018.  We began to operate the real estate business in March 2018 and thus there are no comparable results for the three months ended September 30, 2017.

(in thousands)	For the three months ended September 30, 2018
Revenue:
Total revenue	$1,442
Operating costs and expenses:
General and administrative	(295)
Depreciation and amortization	(431)
Total operating expenses	(726)
Other income (expense):
Interest expense	(665)
Other income (expense)	-
Total other expense, net	(665)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$51

Real Estate Revenue

For the three months ended September 30, 2018, we recognized $1.4 million of rental income from the Property.

Real Estate Costs and Expenses

During the three months ended September 30, 2018, general and administrative costs primarily consisted of management fees, insurance, real estate taxes and state sales tax expense.  Depreciation and amortization includes depreciation on real estate assets of $0.3 million and the amortization of the related intangible assets totaling $0.1 million.

In addition to the operating costs, we recognized interest expense of $0.6 million and $0.1 million in net amortization of discount and premium for the three months ended September 30, 2018 related to the Senior Note and the Subordinated Note (each as defined herein); see Note 11 – Borrowings in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Durable Medical Equipment Business

The following table provides the results of our durable medical equipment business for the period ended September 30, 2018.  We began to operate the durable medical equipment business in September 2018 and thus there are no comparable results for the three months ended September 30, 2017.

(in thousands)	September 7, 2018 to September 30, 2018
Revenue:
Total revenue	$4,091
Operating costs and expenses:
Cost of goods sold	(944)
Cost of rentals	(290)
Transaction costs	(542)
Other selling, general and administrative	(1,879)
Depreciation and amortization	(143)
Total operating expenses	(3,798)
Other income (expense):
Interest expense	(286)
Other income (expense)	20
Total other expense, net	(266)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$27

Durable Medical Equipment Revenue

For the period ended September 30, 2018 revenue consisted of $2.8 million in sales of medical equipment and sleep study services and $1.3 million in rentals of medical equipment.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff to perform the studies and supplies used in the studies.  Cost of rentals includes $0.28 million of depreciation on medical equipment held for lease with the remaining costs related maintenance expenses.

General and administrative expenses include approximately $1.4 million of payroll and related costs, $0.2 million of rental expenses associated with facility and equipment leases, $0.5 million in transaction costs in connection with the Company’s acquisition of the durable medical equipment businesses, and other administrative costs.  Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment business.

In addition to the operating costs, we recognized interest expense of $0.3 million.  Other expense also includes dividend income of $0.05 million and unrealized loss of $0.08 million for the portion of the investment in GECC which is restricted as a result of the related party note payable, as well as management and monitoring expenses which are payable to Great Elm DME Manager, LLC (DME Manager), a subsidiary of the Company in the general corporate segment, and one of the former owners of the durable medical equipment businesses.

General Corporate

The following table provides the results of our general corporate activities for the three months ended September 30, 2018 and 2017.

	For the three months ended September 30,
(in thousands)	2018	Percent Change	2017
Revenue:
Total revenue	$18	100%	$-
Operating costs and expenses:
Stock-based compensation	(128)	(37)%	(204)
Transaction costs	(1,324)	100%	-
Other general and administrative	(1,373)	(18)%	(1,683)
Depreciation and amortization	-	0%	-
Total operating expenses	(2,825)		(1,887)
Other income (expense):
Interest expense	-	0%	-
Other income (expense)	1,477	1045%	129
Total other expense, net	1,477		129
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(1,330)	(24)%	$(1,758)

General Corporate Revenue

For the three months ended September 30, 2018, all revenue was derived from fees earned by the Company’s wholly-owned subsidiary, DME Manager, which provides consulting services to DME Inc.  Both DME Manager and DME Inc. were formed in connection with the acquisition of the durable medical equipment businesses in September 2018 and there was no corresponding activity prior to this acquisition.

General Corporate Costs and Expenses

Our general and administrative costs primarily consist of professional fees and payroll costs in connection with our diligence efforts towards identifying asset and business acquisition opportunities.  For the three months ended September 30, 2018, professional fees in relation to the diligence of such opportunities was $1.4 million.  There were no such fees recognized for the three months ended September 30, 2017.

Other Income (Expense)

Other income and expense primarily consisted of dividends and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  A portion of the Company’s investment in GECC has been allocated to the durable medical equipment segment due to collateral requirements of the related party qualified preferred stock issued by DME Holdings in connection with the acquisition of the durable medical equipment businesses.  This resulted in a decrease of $0.05 million in dividend income for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

However, due to the overall performance of the investment in GECC for the three months ended September 30, 2018, the general corporate segment recognized unrealized appreciation of $0.9 million as compared to unrealized depreciation of $0.4 million for the three months ended September 30, 2017, for a period over period net increase of $1.3 million.

Discontinued Operations

On April 6, 2016, we entered into a purchase and sale agreement with Optis UP Holdings, LLC (Optis) providing for the sale of the entities that conducted our patent licensing business (the Divestiture).  The Divestiture was completed on June 30, 2016.

In the Divestiture, we received $34.2 million in gross cash proceeds, inclusive of reimbursement of $4.2 million of agreed upon expenses, and may be entitled to receive up to an additional $10 million cash payment, which was due on June 30, 2018.  Optis has claimed that it has losses indemnifiable under the purchase and sale agreement in excess of the $10 million contractual payment due on June 30, 2018.  As a result, we have not recognized any portion of the $10 million in the accompanying consolidated financial statements for the periods presented. Activity related to our legacy patent business is reflected in our financial statements as discontinued operations.

We incurred discontinued operating costs of approximately $0.07 million for the three months ended September 30, 2018  related to the representations and warranties associated with the disposal of our legacy patent licensing business.

Income Taxes

As of June 30, 2018, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.7 billion and $197 million, respectively.  The federal NOL carryforwards will expire from 2019 through 2037 with the exception of NOL carryforwards generated in fiscal year 2018 or later which can be carried forward indefinitely.  The state NOL carryforwards will expire from 2019 through 2038.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

Liquidity and Capital Resources

Cash Flows

Operating cash flows used in continuing operations for the three months ended September 30, 2018 were $0.4 million.  The net cash outflow in our continuing operations was primarily the result of our net loss offset by non-cash charges of approximately $1.0 million and increases in accounts payable and accrued expenses related to our activity subsequent to our acquisition of the durable medical equipment businesses, partially offset by increases in prepaid expenses, such as insurance which is paid annually up front in the first quarter of the year, and increased receivables and inventories primarily related to the durable medical equipment businesses acquired during the quarter.

Operating cash flows used in continuing operations for the quarter ended September 30, 2017 totaled approximately $2.0 million.  The cash used in our continuing operations were primarily the result of increases in receivables from our investment management fees of $0.9 million and the funding of our operating expenses.

Investing cash flows used in continuing operations for the three months ended September 30, 2018 were $42.3 million.  Nearly all of the net cash outflow was used in our acquisition of the durable medical equipment businesses during the quarter.  We used an immaterial amount of cash in investing activities related to leasehold improvements at our corporate offices during the quarter ended September 30, 2017.

Financing cash flows provided by continuing operations for the three months ended September 30, 2018 were $22.5 million.  Approximately $16.1 million and $5.5 million was provided by net proceeds on the note payable from a seller and a revolving line of credit, respectively,  established with the acquisition of the durable medical equipment businesses.  An additional $1.4 million was provided by the exercise of warrants by MAST Capital in July 2018.

We did not engage in any material cash based financing activities during the quarter ended September 30, 2017.

Financial Condition

As of September 30, 2018, we had an unrestricted cash balance of $22.8 million.  We also beneficially own 1,966,667 shares of GECC common stock with an estimated fair value of $19.1 million as of September 30, 2018, of which $6.5 million is restricted under the terms of the related party qualified preferred stock issued by DME Holdings in connection with the acquisition of the durable medical equipment businesses.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Further, during the three months ended September 30, 2018:

▪	we issued 420,000 shares of our common stock in exchange for cash proceeds of $1.4 million in connection with the redemption of outstanding warrants held by MAST Capital.
▪	we invested $25 million, including transaction expenses, to acquire an 80.1% interest in DME Inc. to launch our durable medical equipment business segment.

Borrowings

As of September 30, 2018, we had a related party GP Corp. Note due to MAST Capital totaling $3.2 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at September 30, 2018, the effective rate was 5.40%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between GECM and GECC GP Corp. that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

The GP Corp. Note is non-recourse to any of the Company’s operations or net assets not related to GECM’s management services to GECC.  The GP Corp. Note may be prepaid at par value at any time with prior written notice to the holders of the GP Corp. Note.  Additionally, GECC GP Corp. is required to prepay the GP Corp. Note upon certain material liquidation transactions including any termination of the Profit Sharing Agreement.

As of September 30, 2018, we had a senior note due to Wells Fargo Bank Northwest, National totaling $53.7 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of September 30, 2018, we had a subordinated note due to Wells Fargo Bank Northwest, National totaling $2.9 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Subordinate Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

The note agreements for both the Senior Note and the Subordinated Note include negative covenants that restrict the Property Owner’s business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property.  Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the Lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes or performance of any material obligations under the note and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the Leases and the stock owned by the Company in the Property Owner.

As of September 30, 2018, we had a note due to a non-controlling interest holder of DME Inc. totaling $25.0 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at September 30, 2018, the effective rate was 12.40%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.3 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business.

The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

DME Inc. is required to pay to Corbel, as agent of the Corbel Facility, a quarterly monitoring fee of $25,000 per quarter while the borrowings remain outstanding.  In addition, if the borrowing is repaid with proceeds of debt in full or in part at any time within the first three years from the date of issuance, the borrower shall pay an additional fee to the agent, ranging from 2.10% to 3.50% depending on the date of repayment based on the period outstanding, of the aggregate repaid principal amount.

As of September 30, 2018, we had a credit facility due to Pacific Mercantile Bank totaling $6.3 million that accrues interest at the prime rate plus 0.40% (at September 30, 2018, the effective rate was 5.65%) through maturity on August 30, 2020 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The Corbel Facility and DME Revolver each include covenants that restrict DME Inc. business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of DME Inc.  DME Inc. must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the DME Inc. EBITDA levels.

Preferred Stock in Subsidiary

As of September 30, 2018, we had 5,266 shares of preferred stock in DME Holdings outstanding.  The preferred shares provide for a 10% annual dividend, which is payable semi-annually.  The preferred shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or September 7, 2038.  The redemption events include a change in control, initial public offering, liquidation of DME Holdings, or failure to pay dividends.

Contractual Obligations

Our contractual obligations as of September 30, 2018 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
GP Corp. Note payable(1)	$4,517	$249	$486	$469	$3,313
Senior Note payable	69,110	3,879	8,025	8,419	48,787
Subordinated Note payable	16,270	-	-	-	16,270
Corbel Facility(2)	38,658	4,334	8,204	26,120	-
DME Revolver(3)	7,027	363	6,664	-	-
Operating Lease Obligations	7,555	1,827	3,021	1,892	815
Preferred stock of subsidiary	10,532	527	1,053	1,053	7,899
Total Contractual Obligations	$153,669	$11,179	$27,453	$37,953	$77,084
(1)	Includes estimated interest based on an interest rate of 5.40%, the 3 month LIBOR plus 3% as of September 30, 2018.
(2)	Includes estimated interest based on an interest rate of 12.40%, the 3 month LIBOR plus 10% as of September 30, 2018.
(3)	Includes estimated interest based on an interest rate of 5.65%, the prime rate plus 0.40% as of September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that were not reflected in our condensed consolidated financial statements.

Non-GAAP Measurements

The SEC has adopted rules to regulate the use of financial measures that are not in accordance with US GAAP, such as EBITDA and adjusted EBITDA, omission of non-recurring or infrequent items, and other omissions of non-cash items whether recurring or non-recurring, in filings with the SEC, and in public disclosures.  These measures are derived from methodologies other than in accordance with US GAAP and thus are considered Non-GAAP.

We believe that EBITDA, the non-cash adjustments listed below and adjusted EBITDA are relevant and useful information to investors as these measurements are a component of internal management reporting and are important metrics that management uses in evaluating the performance of our reportable segments.  In addition, management uses these metrics when evaluating acquisition opportunities and when comparing our performance to that of our peers.

These Non-GAAP measurements have limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under US GAAP.  Some of these limitations are:

▪	these measures do not reflect changes in, or cash requirements for, our working capital needs;
▪	these measures do not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
▪	these measures do not reflect historical cash expenditures or future requirements for expenditures or contractual commitments; and
▪	these measures do not reflect the recognition of impairment and similar non-cash charges.

For the periods presented, the following tables present our EBITDA and adjusted EBITDA used in evaluating the results of our operations and for the allocation of resources.

	For the three months ended September 30, 2018
(Dollar amounts in thousands)	Investment Management	Real Estate	Durable Medical Equipment(1)	General Corporate(2)	Total
Net income (loss) - GAAP	$(689)	$51	$27	$(1,398)	$(2,009)
EBITDA:
Net income (loss) - GAAP	$(689)	$51	$27	$(1,398)	$(2,009)
Interest	44	665	286	-	995
Taxes	-	-	-	-	-
Depreciation and amortization	136	431	423	-	990
EBITDA	$(509)	$1,147	$736	$(1,398)	$(24)
Adjusted EBITDA:
EBITDA	$(509)	$1,147	$736	$(1,398)	$(24)
Stock based compensation	545	-	-	128	673
Dividend income from GECC	-	-	(56)	(434)	(490)
Unrealized (gain) loss on investment in GECC	-	-	80	(985)	(905)
Unrecognized incentive fees earned(3)	576	-	-	-	576
Durable medical equipment management and monitoring fees	-	-	18	(18)	-
Transaction costs	-	-	542	1,324	1,866
Adjusted EBITDA	$612	$1,147	$1,320	$(1,383)	$1,696

	For the three months ended September 30, 2017
(Dollar amounts in thousands)	Investment Management	Real Estate(4)	Durable Medical Equipment(1)	General Corporate	Total
Net loss - GAAP	$(1,626)	$-	$-	$(1,758)	$(3,384)
EBITDA:
Net loss - GAAP	$(1,626)	$-	$-	$(1,758)	$(3,384)
Interest	98	-	-	-	98
Taxes	-	-	-	-	-
Depreciation and amortization	180	-	-	-	180
EBITDA	$(1,348)	$-	$-	$(1,758)	$(3,106)
Adjusted EBITDA:
EBITDA	$(1,348)	$-	$-	$(1,758)	$(3,106)
Stock based compensation	1,553	-	-	204	1,757
Dividend income from GECC	-	-	-	(491)	(491)
Unrealized loss on investment in GECC	-	-	-	354	354
Non-reimbursable MAST Capital expenses	278	-	-	88	366
Re-measurement of warrant liability	8	-	-	-	8
Adjusted EBITDA	$491	$-	$-	$(1,603)	$(1,112)
(1)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.
(2)	General Corporate net loss includes net loss attributable to discontinued operations.
(3)	Unrecognized incentive fees earned include amounts earned under investment management agreements which are not recognized under US GAAP.
(4)	Our real estate business began in March 2018 and there was no related activity prior to that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018.  Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K, Item 9A., for the fiscal year ended June 30, 2018, our management concluded that our internal controls over financial reporting were not effective at June 30, 2018.  As of that date, our management identified material weaknesses in internal controls over financial reporting relating to personnel, the design and operating effectiveness of certain controls and the monitoring of our controls.

We have taken numerous actions to remediate the control deficiencies which contributed to the material weaknesses, including engaging an outside consultant to assist us in our remediation efforts, redesign of existing controls, the implementation of new controls and the development of an ongoing control testing plan. In addition, we have added experienced personnel to our team, which we believe will contribute significantly in our remediation efforts.    When all remedial actions are complete and in operation for a sufficient period of time, we will test the controls to determine whether the applicable controls are operating effectively.  The material weaknesses will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2018, other than the acquisition of the durable medical equipment businesses as discussed in Note 4 – Acquisition in the condensed consolidated financial statements.  In September 2018, we completed the acquisition of an 80.1% interest in DME Inc.  We are in the process of evaluating the existing controls and procedures of DME Inc., as well as the steps required to integrate DME Inc. into our internal controls over financial reporting.

We and our board of directors believe that these remediation efforts will result in significant improvements in our control environment.  Notwithstanding the identified material weaknesses and the conclusion that our controls were not effective as of June 30, 2018, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which could materially affect our business, financial condition and/or operating results.

Risks Associated with the Launch of the Durable Medical Equipment Business and the Acquisition of Great Elm DME, Inc. (DME Inc.)

Adverse trends in the healthcare industry may negatively affect our investment in DME Inc., a provider of durable medical equipment and services.

The healthcare industry is currently experiencing, among other things:

•	changes in the demand for and methods of delivering healthcare services;
•	competition among healthcare providers;
•	consolidation of large health insurers;
•	regulatory and government reimbursement uncertainty resulting from the Patient Protection and Affordable Care Act (the ACA) and other healthcare reform laws;
•	federal court decisions on cases challenging the legality of certain aspects of the ACA;
•	federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates;
•	changes in third-party reimbursement methods and policies; and
•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may negatively impact the economic performance of DME Inc., which may have a material adverse effect on our business and financial condition.

A significant portion of DME Inc.’s rental patients who use its products have health coverage under the Medicare program, and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs may adversely affect the financial condition of DME Inc., which could materially and adversely affect our business and operating results.

As a provider of respiratory-related product rentals, a portion of DME Inc.’s revenue comes from Medicare reimbursement, due in part to a higher proportion of elderly persons suffering from chronic respiratory conditions than in the general population. There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, the ACA, and the 21stCentury Cures Act contain provisions that directly impact reimbursement for the durable medical equipment products provided by DME Inc. These legislative provisions as currently in effect and any changes to such provisions in the future will continue to have a material effect on DME Inc.’s business, financial condition and operating results.

Further, due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for DME Inc.’s products, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for DME Inc.’s products which, in turn, would adversely affect its, and ultimately our, business, financial condition and results of operations.

The competitive bidding process under Medicare could adversely impact the business and financial condition of DME Inc.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires the Secretary of Health and Human Services to establish and implement programs under which competitive acquisition areas are established throughout the U.S. for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment. The Centers for Medicare and Medicaid Services, the agency responsible for administering this Medicare program, conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of durable medical equipment. Successful bidders must meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. There are, however, regulations in place that allow non-contracted providers to continue to provide products and services to their existing customers at the new competitive bidding payment amounts. The contracts are expected to be re-bid every three years.

We continue to monitor developments regarding the implementation of this competitive bidding program, but we are currently unable to predict the outcome of the competitive bidding program on DME Inc. once fully implemented. It is likely that payment rates will continue to fluctuate, thus resulting in payment adjustments which could adversely affect the financial conditions and results of operations of DME Inc.

The Center for Medicare and Medicaid Services announced in July 2018 that it will temporarily suspend its competitive bidding process and that existing contracts will expire on December 31, 2018. Any enrolled Medicare supplier will be able to supply durable medical equipment in competitive bidding areas beginning January 1, 2019 until further notice.

Since 2011, the competitive bidding program has undergone several rounds, awarding contracts to program winners to supply durable medical equipment in competitive bid areas. DME Inc. currently has contracts in Phoenix and Tucson, AZ, as well as Omaha, NE, where it anticipates new competition as a result of the expiration of contracts that could adversely affect the financial conditions and results of operations of DME Inc.

DME Inc. obtains some of the components, subassemblies and completed products included in its sleep and respiratory-focused durable medical equipment from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

DME Inc. utilizes single-source suppliers for some of the components and subassemblies it uses in its sleep and respiratory-focused durable medical equipment. DME Inc.’s use of single-source suppliers for some components of its durable medical equipment may expose it to several risks, including, among other things:

•

its suppliers may encounter financial hardships as a result of unfavorable economic and market conditions unrelated to its demand for components, which could inhibit their ability to fulfill orders and meet DME Inc.’s requirements;

•

suppliers may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing components that could negatively affect the performance or safety of DME Inc.’s products or cause delays in the supplying of DME Inc.’s products to its customers;

•	newly identified suppliers may not qualify under the stringent quality regulatory standards to which DME Inc.’s business is subject;

•

DME Inc. or its suppliers may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, DME Inc. or its suppliers may have excess or inadequate inventory of materials and components;

•	DME Inc. may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;
•	DME Inc. may experience delays in delivery by its suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from DME Inc. or their other customers;
•	DME Inc. or its suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of its systems;
•

DME Inc.’s suppliers may be subject to allegations by other parties of misappropriation of proprietary information in connection with their supply of products to DME Inc., which could inhibit their ability to fulfill DME Inc.’s orders and meet its requirements;

•	fluctuations in demand for products that DME Inc.’s suppliers manufacture for others may affect their ability or willingness to deliver components to DME Inc. in a timely manner;
•	DME Inc.’s suppliers may wish to discontinue supplying components or services to DME Inc.; and
•	DME Inc. may not be able to find new or alternative components or reconfigure its system and manufacturing processes in a timely manner if the necessary components become unavailable.

DME Inc. may experience problems with some of its suppliers in the future. It may not be able to quickly establish additional or replacement suppliers, particularly for single source components or subassemblies. Any interruption or delay in the supply of components or subassemblies, or DME Inc.’s inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair its ability to meet the demand of its customers and cause them to cancel orders or switch to competitive products, potentially resulting in a loss of revenues.

DME Inc. depends upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of its revenue, and if it fails to manage the complex and lengthy reimbursement process, its business and operating results could suffer.

A significant portion of DME Inc.’s rental revenue is derived from reimbursement by third-party payors. DME Inc. accepts assignment of insurance benefits from customers and, in a majority of cases, invoices and collects payments directly from Medicare, private insurance companies and Medicaid, as well as direct from patients under co-insurance provisions.

DME Inc.’s financial condition and results of operations may be affected by the healthcare industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, DME Inc. may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. DME Inc. is also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that DME Inc. will be able to continue to effectively manage the reimbursement process and collect payments for its products promptly. If it fails to manage the complex and lengthy reimbursement process, it could adversely affect DME Inc.’s business, financial conditions and results of operations.

If DME Inc. fails to comply with state and federal fraud and abuse laws, including anti-kickback, Stark, false claims and anti-inducement laws, it, and we, could face substantial penalties and DME Inc.’s business, operations, and financial condition could be adversely affected.

The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if it does not qualify for an exception or safe harbor. DME Inc.’s practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Failure to meet all requirements of a safe harbor is not determinative of a kickback issue but could subject the practice to increased scrutiny by the government.

The “Stark Law” prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” which includes durable medical equipment, if the physician or immediate family member of the physician has an ownership or investment interest in or compensation arrangement with such entity that does not comply with the requirements of a Stark exception. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that DME Inc. has structured its provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exceptions from the law.

Federal false claims laws prohibit any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback and self-referral laws and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. In addition, the recently enacted ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of DME Inc.’s business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on its business, business relationships, reputation, financial condition and results of operations.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Certain states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company many violate one or more of the requirements.

The federal Civil Monetary Penalties Law prohibits the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental healthcare program. While it is DME Inc.’s intent to comply with all applicable laws, the government may find that DME Inc.’s marketing activities violate the Civil Monetary Penalties Law. If it is found to be in non-compliance, DME Inc. could be subject to civil money penalties of up to $0.01 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If DME Inc.’s operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, it, and potentially we, may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restricting of DME Inc.’s operations. Any penalties, damages, fines, curtailment or restructuring or DME Inc.’s operations could harm its ability to operate its business, and ultimately our financial results. Any action against DME Inc. for violation of these laws, even if successfully defended against, could cause DME Inc. to incur significant legal expenses and divert its management’s attention from operation of its business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 15, 2013)

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on May 10, 2012)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 5, 2016)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 16, 2016)

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on November 15, 2015)

3.6	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-A filed on January 29, 2018)

4.1	Amended and Restated Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on May 15, 2018)

4.2

Stockholders’ Rights Agreement, dated as of January 28, 2018, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-A filed on January 29, 2018)

10.1	Offer Letter, dated as of October 3, 2018, between Brent J. Pearson and the Registrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 5, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL GROUP, INC.

Date: November 13, 2018	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: November 13, 2018	/s/ John J. Woods
John J. Woods
Chief Financial Officer