Form 10-Q
period 2018-12-31
Great Elm Capital Group, Inc.
filed 2019-02-11
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of February 5, 2019, there were 26,002,815 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	December 31, 2018	June 30, 2018
Current assets:
Cash and cash equivalents	$21,361	$42,962
Restricted cash	702	578
Current portion of related party receivables	2,039	1,338
Accounts receivable	6,550	-
Investments, at fair value (cost $18,046 at December 31, 2018; and $30,000 at June 30, 2018)	9,287	18,172
Inventories	1,587	-
Prepaid and other current assets	635	544
Total current assets	42,161	63,594
Related party receivables, net of current	-	2,919
Restricted investments, at fair value (cost $11,954 at December 31, 2018)	6,152	-
Real estate assets, net	55,029	55,641
Property and equipment, net	1,045	41
Equipment held for rental, net	8,738	-
Identifiable intangible assets, net	16,905	9,400
Goodwill	45,336	-
Right of use assets	5,640	1,521
Other assets	934	471
Total assets	$181,940	$133,587
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,945	$32
Accrued expenses and other liabilities	3,807	2,535
Current portion of related party payables	995	-
Current portion of lease liabilities	1,289	336
Liabilities related to discontinued operations	3,608	3,608
Current portion of long term debt	2,038	1,999
Current portion of related party notes payable	1,326	-
Total current liabilities	19,008	8,510
Lease liabilities, net of current portion	4,620	1,304
Long term debt, net of current portion	61,588	55,632
Related party notes payable, net of current portion	26,229	3,224
Redeemable preferred stock of subsidiary	5,266	-
Other liabilities	331	331
Total liabilities	117,042	69,001
Commitments and Contingencies
Contingently redeemable non-controlling interest	3,690	-
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 25,983,141 shares issued and 25,221,524 outstanding at December 31, 2018; and 25,480,200 shares issued and 24,718,395 outstanding at June 30, 2018	25	25
Additional paid-in-capital	3,305,137	3,302,886
Accumulated deficit	(3,247,816)	(3,238,547)
Total Great Elm Capital Group, Inc. stockholders' equity	57,346	64,364
Non-controlling interests	3,862	222
Total stockholders' equity	61,208	64,586
Total liabilities, non-controlling interest and stockholders' equity	$181,940	$133,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Revenues:
Investment management revenues	$915	$2,523	$1,855	$4,291
Real estate rental income	1,474	-	2,916	-
Durable medical equipment sales and services revenue	9,076	-	11,860	-
Durable medical equipment rental income	4,076	-	5,383	-
Total revenues	15,541	2,523	22,014	4,291

Operating costs and expenses:
Cost of durable medical equipment sold and services	3,545	-	4,489	-
Cost of durable medical equipment rentals (includes depreciation expense of $1,882 and $2,162 for the three and six months ended December 31, 2018, respectively)	1,970	-	2,260	-
Investment management expenses	741	2,263	2,190	5,333
Real estate expenses	342	-	637	-
Durable medical equipment other operating expenses	5,843	-	7,704	-
Depreciation and amortization	828	133	1,538	313
Selling, general and administrative	2,039	1,131	5,406	3,017
Total operating costs and expenses	15,308	3,527	24,224	8,663
Operating income (loss)	233	(1,004)	(2,210)	(4,372)
Dividends and interest income	988	959	1,535	1,450
Unrealized loss on investment in GECC	(3,639)	(1,180)	(2,734)	(1,534)
Interest expense	(1,788)	(37)	(2,783)	(135)
Other income (expense), net	(45)	60	-	5
Loss from continuing operations	(4,251)	(1,202)	(6,192)	(4,586)
Loss from discontinued operations	(25)	-	(93)	-
Net loss	$(4,276)	$(1,202)	$(6,285)	$(4,586)
Less: net gain (loss) attributable to non-controlling interest	70	(33)	65	(387)
Net loss attributable to Great Elm Capital Group	$(4,346)	$(1,169)	$(6,350)	$(4,199)
Basic and diluted loss per share from:
Continuing operations	$(0.17)	$(0.05)	$(0.25)	$(0.18)
Discontinued operations	(0.00)	-	(0.00)	-
Net loss	$(0.17)	$(0.05)	$(0.25)	$(0.18)
Weighted average shares outstanding
Basic and diluted	25,187	24,562	25,121	23,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2018	24,719	$25	$3,302,886	$(3,238,547)	$64,364	$222	$64,586	$-
Net loss	-	-	-	(2,004)	(2,004)	(15)	(2,019)	10
Adoption of accounting standard (Note 2)	-	-	-	(2,919)	(2,919)	-	(2,919)	-
Acquisition of Great Elm DME, Inc.	-	-	-	-	-	3,632	3,632	3,632
Issuance of common stock related to warrants exercise	420	0	1,409	-	1,409	-	1,409	-
Issuance of common stock related to vesting of restricted stock	4	0	0	-	0	-	0	-
Stock-based compensation	-	-	490	-	490	-	490	-
BALANCE, September 30, 2018	25,143	25	3,304,785	(3,243,470)	61,340	3,840	65,180	3,642
Net Loss	-	-	-	(4,346)	(4,346)	22	(4,324)	48
Issuance of common stock related to vesting of restricted stock	79	0	0	-	0	-	0	-
Stock-based compensation	-	-	352	-	352	-	352	-
BALANCE, December 31, 2018	25,222	$25	$3,305,137	$(3,247,816)	$57,346	$3,862	$61,208	$3,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (continued)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2017	23,200	$23	$3,293,683	$(3,227,480)	$66,226	$(10)	$66,216
Net loss	-	-	-	(3,030)	(3,030)	(354)	(3,384)
Issuance of common stock in exchange for cancelling the MAST Warrants	55	0	207	-	207	-	207
Issuance of common stock related to vesting of restricted stock	43	0	-	-	0	-	0
Stock-based compensation	-	-	1,757	-	1,757	-	1,757
BALANCE, September 30, 2017	23,298	23	3,295,647	(3,230,510)	65,160	(364)	64,796
Net Loss	-	-	-	(1,169)	(1,169)	(33)	(1,202)
Issuance of common stock related to warrants exercise	1,266	1	4,571	-	4,572	-	4,572
Issuance of common stock related to vesting of restricted stock	25	1	-	-	1	-	1
Stock-based compensation	-	-	928	-	928	-	928
BALANCE, December 31, 2017	24,589	$25	$3,301,146	$(3,231,679)	$69,492	$(397)	$69,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Dollar amounts in thousands

	For the six months ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,285)	$(4,586)
Loss from discontinued operations	93	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,700	313
Stock-based compensation	842	2,684
Unrealized loss on investments	2,734	1,534
Non-cash interest and amortization of debt issuance costs	402	-
Other non-cash expense, net	86	55
Changes in operating assets and liabilities:
Related party receivable	(701)	(2,934)
Accounts receivable	(1,097)	-
Inventories	(41)	-
Prepaid assets, deposits, and other assets	(52)	(191)
Operating leases	(16)	-
Related party payable	150	-
Accounts payable, accrued liabilities and other liabilities	882	9
Net cash provided by (used in) operating activities - continuing operations	697	(3,116)
Net cash used in operating activities - discontinued operations	(93)	-
Net cash provided by (used in) operating activities	604	(3,116)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(41,567)	-
Purchases of equipment held for rental	(2,340)	-
Purchases of property and equipment	(232)	(13)
Net cash used in investing activities - continuing operations	(44,139)	(13)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(44,139)	(13)
Cash flows from financing activities:
Proceeds on revolving line of credit	5,855	-
Principal payments on long term debt	(963)	-
Principal payments on related party notes payable	(313)
Proceeds from note payable to seller	16,500	-
Debt financing costs	(430)	-
Exercise of warrants to purchase common stock	1,409	-
Proceeds from issuance of common stock, gross	-	4,572
Net cash provided by financing activities - continuing operations	22,058	4,572
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	22,058	4,572
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,477)	1,443
Cash, cash equivalents and restricted cash at beginning of period	43,540	45,894
Cash, cash equivalents and restricted cash at end of period	$22,063	$47,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited) (continued)

Dollar amounts in thousands

Cash paid for interest	$2,144	$42

Non-cash investing and financing activities
Assumption of borrowings in connection with acquisition	$9,275	$-
Issuance of non-controlling interests in subsidiary in connection with acquisition	7,265	-
Preferred stock issued to seller in acquisition	5,266	-
Contingent consideration issued in connection with acquisition	845	-
Warrant liability settled with common stock issuance	-	194

As of December 31, 2018, amounts included in cash, cash equivalents and restricted cash consist of $21.4 million of cash and cash equivalents and $0.7 million of restricted cash as reported on the condensed consolidated balance sheet.  As of June 30, 2018, amounts included in cash, cash equivalents and restricted cash consist of $42.9 million of cash and cash equivalents and $0.6 million of restricted cash as reported on the condensed consolidated balance sheet.  There were no restricted cash balances at December 31, 2017 or June 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2018

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc., Great Elm FM Acquisition, Inc., DME Holdings and Great Elm DME Manager, LLC.  Majority-owned subsidiaries include GECC GP Corp., Great Elm FM Holdings, Inc., CRIC IT Fort Myers, LLC and DME Inc. and its seven wholly-owned subsidiaries.

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

The Company’s restricted cash consists of real estate rental income received in advance and a portion of prior period rental income that is reserved for capital and certain operating expenses in connection with the Company’s real estate assets.

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

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimates.   There were no material adjustments to revenues made in three and six months ended December 31, 2018 relating to prior years.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore do not maintain an allowance for doubtful accounts.

As of December 31, 2018, the Company had unbilled receivables of approximately $0.5 million that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement, but are not currently billable.  Such receivables are included in accounts receivable in the consolidated balance sheets.

Investments and Restricted Investments

Investments and restricted investments consist of shares in Great Elm Capital Corp. (GECC), which is carried at fair value.  The Company’s restricted investment represents a portion of its investment in GECC, which has been contributed as part of the capitalization of DME Holdings, as required under the terms of the DME Holdings preferred stock.  Under the terms of the preferred stock issued by DME Holdings (See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary), the Company is required to maintain capitalization of DME Holdings at a specified level with qualifying assets.  Therefore these assets are restricted and not available for use to fund the Company’s operations.  If at any month end the value of the qualifying assets falls below the required threshold, the Company shall, as promptly as practicable, contribute additional assets to meet the capitalization requirements.  Similarly, if at any month end the value of the qualifying assets exceeds the required threshold, the Company may remove the excess assets. The Company has provided DME Holdings with shares of GECC in the amount of $6.2 million as of December 31, 2018, as capitalization for the preferred stock in DME Holdings.

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

Depreciation is recognized using the straight-line method over their estimated useful lives as follows:

Description	Life in Years
Real Estate Assets
Buildings	55
Site improvements	16
Tenant improvements	12
Property and Equipment
Leasehold improvements	lesser of 7 years or life of the lease
Vehicles	5
Sleep study equipment	5
Furniture and fixtures	1 to 5
Computer equipment and software	3
Rental Equipment
Medical equipment for lease	1 to 5

Inventories

Inventories, which principally consist of durable medical equipment and related supplies that are predominantly held for sale, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.  The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments or other economic factors.  The Company bases its provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales.  A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future.  As the Company purchases all of its inventories, all inventories are categorized as finished goods.  There were no significant write-offs during the six months ended December 31, 2018.

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

Leases and Right of Use Assets

We determine if an arrangement is a lease at inception.  As of December 31, 2018, all of our leases are operating leases.  Operating leases are included in operating lease right of use assets (ROU), current portion of lease liabilities and lease liabilities net of current portion in the condensed consolidated balance sheets.

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

We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component.

At December 31, 2018, the majority of our lease liabilities and ROU assets were acquired with the durable medical equipment businesses as discussed in Note 4 – Acquisition and the amounts disclosed on the condensed consolidated balance sheet represent preliminary valuations.

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

As of December 31, 2018 and 2017, the Company had 3,606,206 and 3,936,334 potential shares of Company common stock issuable upon exercise of the stock options, respectively, that are not included in the diluted net loss per share calculation because to do so would be antidilutive.

Restrictions on Subsidiary Dividends

In the GP Corp. Note Agreement, GECC GP Corp. agreed not to declare any dividends until the GP Corp. Note is satisfied.  In the Senior Note and Subordinated Note, CRIC IT Fort Myers, LLC is restricted from paying any dividends until the Notes are satisfied.  The ability of DME Inc. to pay dividends is subject to compliance with the restricted payment covenants under the Corbel Facility and DME Revolver.

Concentration of Risk

The Company’s net investment revenue and receivables from continuing operations for the periods presented were attributable to the management of one investment vehicle, GECC, which is also a related party.  See Note 5 – Related Party Transactions.

The Company’s real estate rental revenue from continuing operations is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  For the three and six months ended December 31, 2018, one government program payor constituted approximately 30% and 28%, respectively, of consolidated revenues.  As of December 31, 2018, receivables from that government program payor constituted 29% of our ending accounts receivable.  An additional government program payor constituted another 13% of our ending accounts receivable as of December 31, 2018.

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

The following table reflects the impact of the cumulative effect of the accounting changes upon the adoption of Topic 606 on the condensed consolidated balance sheet as of the beginning of the period:

(in thousands)	As of June 30, 2018	Impact of accounting change	As of July 1, 2018
Incentive fees receivable - related party	$2,919	$(2,919)	$-
Accumulated deficit	(3,238,547)	(2,919)	(3,241,466)

The following table shows the effect of the change in accounting on the condensed consolidated statement of operations:

	For the three months ended December 31, 2018			For the six months ended December 31, 2018
(in thousands)	Under Topic 605	Under Topic 606	Effect of Change	Under Topic 605	Under Topic 606	Effect of Change
Investment management revenues	$1,289	$915	$374	$2,805	$1,855	$950
Durable medical equipment sales and services revenue	9,076	9,076	-	11,860	11,860	-
Total revenues accounted for under Topic 606	$10,365	$9,991	$374	$14,665	$13,715	$950
Total revenues	15,915	15,541	$374	22,964	22,014	950
Net loss from continuing operations	(3,877)	(4,251)	$374	(5,242)	(6,192)	950
Net loss	(3,902)	(4,276)	$374	(5,335)	(6,285)	950
Net loss attributable to Great Elm Capital Group	(3,972)	(4,346)	$374	(5,400)	(6,350)	950
Net loss per share	$(0.15)	$(0.17)	$0.02	$(0.21)	$(0.25)	$0.04

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

Lessor Lease Accounting  In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors.  The new guidance permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs, and instead, account for those costs as lessee costs.  Additionally, the guidance updates revenue recognition related to variable payments by (1) requiring lessors to exclude from variable payments lessor costs paid directly to third parties by lessees; and (2) requiring lessors to allocate certain variable payments to lease and nonlease components when there are changes in facts and circumstances on which the variable payment is based.  When an allocation of variable payments between lease and nonlease components is made, the variable payment allocated to the lease component will be recognized as revenue in accordance with Topic 842, whereas the variable payment allocated to the nonlease component will be recognized in accordance with other applicable topics, such as Topic 606.  The new guidance will be effective for the Company in the reporting period beginning January 1, 2019 and will be applied prospectively.  The impact of the adoption of this new guidance will result in a reduction of real estate rental income and real estate expenses of approximately $0.8 million annually on a prospective basis.

3. Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2018	2017	2018	2017
Product and Services Revenue(1)
Investment Management
Management Fees	$755	$606	$1,523	$1,157
Incentive Fees	-	1,609	-	2,500
Administration Fees	160	308	332	634
	915	2,523	1,855	4,291
Durable Medical Equipment
Equipment Sales	7,502	-	9,802	-
Service Revenues	1,574	-	2,058	-
	9,076	-	11,860	-

Total product and services revenue	$9,991	$2,523	$13,715	$4,291

Rental Revenues
Real Estate
Rental Income	1,474	-	2,916	-
Durable Medical Equipment
Medical Equipment Rental Income	4,076	-	5,383	-
Total rental revenue	5,550	-	8,299	-

Total	$15,541	$2,523	$22,014	$4,291
(1)

Revenue for sales of products or services recognized in the three and six months ended December 31, 2018 and 2017 was accounted for under Topic 606 and Topic 605, respectively, as discussed in this note and Note 2 – Summary of Significant Accounting Policies.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the six months ended December 31, 2018, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  As such, the Company has no contract liabilities as of December 31, 2018 and September 30, 2018.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor. The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  Such amounts related to contracts with customers are not material as of December 31, 2018 and September 30, 2018.

We had no balances of contract assets or contract liabilities related to equipment sales and services as of June 30, 2018 as these contracts with customers were acquired in September 2018, with our acquisition of the durable medical equipment businesses.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the six months ended December 31, 2018, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $0.7 million as of December 31, 2018 and September 30, 2018.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  Such amounts related to equipment rentals are not material as of December 31, 2018 and September 30, 2018.

We had no balances related to deferred revenue or unbilled revenue related to equipment rentals as of June 30, 2018 as these balances were acquired in September 2018, with our acquisition of the durable medical equipment businesses.

4. Acquisition

In September 2018, through its subsidiary, DME Holdings, the Company acquired an 80.1% interest in DME Inc., an entity formed to acquire and combine two previously unrelated durable medical equipment distribution companies, Valley and Northwest, which both specialize in the distribution of sleep and respiratory care equipment, including positive air pressure equipment and supplies, ventilators, and oxygen equipment.  The medical distribution companies operate in Alaska, Arizona, Nebraska, Oregon and Washington.  The Company expects to achieve significant synergies and costs reductions through the combination of these companies in this acquisition.  Operating results of the acquired businesses have been included in the consolidated statements of operations since September 1, 2018 as the impact of including the period prior to September 7, 2018 was immaterial to the condensed consolidated financial statements.

On the date of Acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values.  The assessment of fair value previously reported, as of and for the three months ended September 30, 2018, was preliminary as the Company had not finalized its fair value estimates.

During the three months ended December 31, 2018, the Company obtained and considered additional information related to the assets acquired and liabilities assumed, and recorded measurement period adjustments to the allocation of the purchase price noted below.

The acquisition date fair value of the consideration transferred is summarized in the following table:

(in thousands)	As Previously Reported	Adjustment	As Adjusted
Cash	$25,321	$-	$25,321
Net working capital adjustment	-	(254)	(254)
Increase in note payable to seller(1)	16,500	-	16,500
Debt assumed	9,275	-	9,275
Preferred stock in DME Holdings	5,266	-	5,266
Contingent consideration	1,225	(380)	845
Total Consideration	$57,587	$(634)	$56,953
(1)	Included in related party note payable on the condensed consolidated balance sheet.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of obtaining finalized third-party valuations of certain intangible assets, and gathering information on all assets acquired and liabilities assumed, including tax attributes, thus, all amounts are preliminary and are subject to change as these provisional estimates are finalized.

(in thousands)	As Previously Reported	Adjustment	As Adjusted
Accounts receivable	$5,363	$90	$5,453
Inventories	1,546	-	1,546
Other assets	503	-	503
Fixed assets	852	-	852
Equipment held for rent	8,470	(294)	8,176
Goodwill	46,222	(886)	45,336
Tradename	6,900	-	6,900
Non-compete agreements	1,450	-	1,450
Right of use asset	4,205	-	4,205
Current liabilities	(6,374)	456	(5,918)
Operating lease liabilities	(4,285)	-	(4,285)
Non-controlling interest	(7,265)	-	(7,265)
Net Assets Acquired	$57,587	$(634)	$56,953

The outstanding balances of the note payable to seller, debt assumed on the revolving credit facility, and the preferred stock in DME Holdings approximates fair value based upon current rates and terms available for similar instruments.

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

The contingent consideration arrangement requires the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds, as adjusted per the terms of the purchase agreement, are achieved for the 12 months ended December 31, 2018 and 2019.  Under the Transaction Agreement, payment of the contingent consideration for any period is subject to satisfaction of the applicable EBITDA threshold.  The fair value of the contingent consideration arrangement at the acquisition date was $0.8 million.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as follows: 33.5% volatility, and EBITDA forecasts of the acquired businesses.  The contingent consideration is included within the current portion of related party payables in the consolidated balance sheets.

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

The $45.3 million of goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired businesses.  Approximately $20.5 million of the goodwill is expected to be deductible for income tax purposes.  This amount is preliminary and subject to change as the provisional estimate is finalized.

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

The Company recognized $2.0 million of acquisition costs that were expensed in the current period.  These costs are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.  The Company also incurred $0.4 million in costs associated with issuing debt to finance the cost of the acquired businesses, which are debt issuance costs that are amortized over the term of the debt using the effective interest rate method.

The amounts of revenue and net income of the acquired business included in the Company’s condensed consolidated statement of operations from the date of acquisition through December 31, 2018 is $17.2 million and $0.4 million, respectively.

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

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2018	2017	2018	2017
Revenues	$15,541	$14,383	$30,308	$27,796
Net loss	(4,276)	(727)	(5,399)	(5,652)
Net loss attributable to Great Elm Capital Group	(4,346)	(792)	(5,278)	(5,415)

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

The following tables summarize activity and outstanding balances between GECC and the Company.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2018	2017	2018	2017
Change in unrealized gain (loss) on investment in GECC recorded in the period	$(3,639)	$(1,180)	$(2,734)	$(1,534)
GECC dividends recorded in the period	961	883	1,451	1,373

(in thousands)	December 31, 2018	June 30, 2018
Dividends receivable from GECC	$814	$163
Investment management revenues receivable from GECC(1)	909	4,094
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

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through December 31, 2018; correspondingly, no profits were available to GECC GP Corp. under the profit sharing agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEOF GP) serves as the general partner of Great Elm Opportunities I, LP (GEOF).  As the general partner, GEOF GP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEOF GP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through December 31, 2018 no incentive allocations have been made to GEOF GP.

As part of the entry into the investment management business in November 2016, the Company entered into a cost sharing agreements with MAST Capital Management, LLC (MAST Capital) and acquired certain assets from MAST Capital.  In consideration for the assets acquired, GECC GP Corp. issued a senior secured not payable (GP Corp. Note).  In addition, the Company issued warrants to purchase 54,733 shares of the Company’s common stock (MAST Warrants).  During the six months ended December 31, 2017 the Company paid $0.3 million in non-reimbursable expenses in connection with the cost sharing agreement.  There was no such activity for the six months ended December 31, 2018 as a result of the separation discussed below.

In September 2017, the Company entered into a separation agreement with MAST.  The separation agreement contemplated, among other things, a reduction in the principal balance of the GP Corp. Note, the termination of the cost sharing agreement and the exchange of the MAST warrants for new warrants to purchase 420,000 shares of the Company’s common stock (New MAST Warrants).  As a result of the separation, $0.5 million of non-vested stock-based compensation was forfeited.  In July 2018, MAST Capital exercised the New MAST Warrants.  MAST Capital is the beneficial owner of approximately 9.3% of the Company’s outstanding common stock as of December 31, 2018. See Note 11 - Borrowings for additional discussion of the GP Corp. Note and Note 13 – Stockholders’ Equity for additional discussion of the warrant activity.

Real Estate

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in Great Elm FM Holdings, Inc. (GE FM Holdings).  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at December 31, 2018 Corbel holds preferred stock of DME Holdings and a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 11 - Borrowings for additional information on the Corbel Facility and Note 12 – Non-Controlling Interests and Preferred Stock of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Additionally, the Company has a contingent liability to the sellers for $0.8 million, which is included in the current portion of related party payables on the balance sheet.  See Note 4 – Acquisition for additional details.

As a result of measurement period adjustments to the net working capital discussed in Note 4 – Acquisition, the Company has a receivable of $0.3 million from a former owner as of December 31, 2018.

6. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets (in thousands):

	December 31, 2018	June 30, 2018
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(996)	(384)
Net carrying amount	$55,029	$55,641

Property and Equipment
Leasehold improvements	$376	$45
Vehicles	188	-
Computer equipment and software	141	-
Furniture and fixtures	224	27
Sleep study equipment	227	-
	1,156	72
Accumulated depreciation	(111)	(31)
Net carrying amount	$1,045	$41

Medical Equipment Held for Rental
Medical equipment held for rental	$10,776	$-
Accumulated depreciation	(2,038)	-
Net carrying amount	$8,738	$-

The Company recognized total depreciation expense of $2.2 million for the three months ended December 31, 2018, of which $1.9 million is included in cost of durable medical equipment rentals and $0.3 million is included in depreciation and amortization on the condensed consolidated statements of operations.  The Company recognized total depreciation expense of $2.9 million for the six months ended December 31, 2018, of which $2.2 million is included in cost of durable medical equipment rentals and $0.7 million is included in depreciation and amortization on the condensed consolidated statements of operations.  The Company incurred immaterial depreciation expense for the three and six months ended December 31, 2017.

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

Rental income from real estate leases is summarized in the following table:

(in thousands)	For the three months ended December 31, 2018	For the six months ended December 31, 2018
Revenues from base rents	$1,151	$2,302
Revenues from additional rental payments	323	614
Total rental revenues	$1,474	$2,916

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the six months ending June 30, 2019	$2,032
For the year ending June 30, 2020	4,120
For the year ending June 30, 2021	4,213
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,420
Thereafter	33,203
Total base rent	$52,300

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

	Fair Value as of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$9,287	$-	$-	$9,287
Restricted investment in GECC	6,152	-	-	6,152
Total assets	$15,439	$-	$-	$15,439
Liabilities:
Contingent consideration liability	$-	$-	$845	$845
Total liabilities	$-	$-	$845	$845

The only recurring fair value measurements at June 30, 2018 was the investment in GECC which did not have any restrictions at that date.  The investment in GECC was valued using Level 1 inputs at June 30, 2018.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three and six months ended December 31, 2018:

(in thousands)
Balance as of June 30, 2018	$-
Additions	845
Balance as of September 30, 2018	845
Change in fair value	-
Balance as of December 30, 2018	$845

There were no Level 3 assets or liabilities held during the three and six months ended December 31, 2017.

Contingent consideration is included within the current portion of related party payables in the consolidated balance sheets.  The contingent consideration arrangement requires the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain EBITDA thresholds, as adjusted per the terms of the purchase agreement, are achieved for the 12 months ended December 31, 2018 and 2019.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of December 31, 2018 are as follows: 36.3% volatility and related EBITDA forecasts of the acquired businesses for the twelve months ended December 31, 2018 and 2019.  A fair value of $0.8 million was calculated as of the acquisition date, which has been reflected as a measurement period adjustment as the valuation was not finalized as of September 30, 2018.  There was not a significant change in the fair value of the contingent consideration through December 31, 2018 as compared to the measurement date fair value and no adjustment was recorded during the three months ended December 31, 2018.

The ultimate payout of the contingent consideration will be based on actual results achieved. As the fair value of the contingent consideration changes until finalized with the results for the twelve months ended December 31, 2019, these changes may have a material impact on earnings.  The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2018 was below the earnout threshold for payout, however, final determination is subject to a review process with the sellers.  A full or partial contingent consideration payment of up to $2.4 million may be due to the sellers following completion of the review process or if the applicable targets are met during the 12 months ended December 31, 2019.

The Company is the beneficial owner of approximately 18.5% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.  There were no transfers between levels of the fair value hierarchy during the six months ended December 31, 2018 and 2017.

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

Goodwill of $45.3 million presented on the condensed consolidated balance sheet consists only of the goodwill acquired as part of the acquisition of the durable medical equipment businesses in September 2018.  During the three months ended December 31, 2018 we recognized adjustments to goodwill which correspond to adjustments to provisional amounts assigned to acquired assets and liabilities.  See Note 4 – Acquisition for additional details.  There was no goodwill as of June 30, 2018.

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of December 31, 2018			As of June 30, 2018
Amortized intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment Management
Investment management agreement	$3,900	$(1,024)	$2,876	$3,900	$(789)	$3,111
Assembled workforce	526	(138)	388	526	(106)	420
	4,426	(1,162)	3,264	4,426	(895)	3,531
Real Estate
In-place lease	6,028	(410)	5,618	6,028	(159)	5,869

Durable Medical Equipment
Tradename	6,900	(230)	6,670	-	-	-
Non-compete agreements	1,450	(97)	1,353	-	-	-
	8,350	(327)	8,023	-	-	-

Total	$18,804	$(1,899)	$16,905	$10,454	$(1,054)	$9,400

Aggregate Amortization Expense:	2018	2017
For the three months ended December 31,	$501	$129
For the six months ended December 31,	845	302

Estimated Amortization Expense:
For the six months ending June 30, 2019	$1,094
For the year ending June 30, 2020	2,082
For the year ending June 30, 2021	1,938
For the year ending June 30, 2022	1,865
For the year ending June 30, 2023	1,798

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

(in thousands)	December 31, 2018	June 30, 2018
Facilities
Right of use assets	$5,574	$1,521

Current portion of lease liabilities	1,276	336
Lease liabilities, net of current portion	4,567	1,304
Total liabilities	$5,843	$1,640

Weighted-average remaining life	4.5 years	6.3 years
Weighted-average discount rate	11.6%	10.0%

Vehicles
Right of use assets	$66	$-

Current portion of lease liabilities	13	-
Lease liabilities, net of current portion	53	-
Total liabilities	$66	$-

Weighted-average remaining life	4.2 years	n/a
Weighted-average discount rate	12.2%	n/a

As of December 31, 2018, the Company had remaining right of use assets of $5.6 million and lease liabilities of $5.9 million (consisting of $1.3 million in current portion of lease liabilities and $4.6 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2018	2017	2018	2017
Facilities
Operating lease cost	$502	$89	$721	$184
Cash paid for operating leases	486	576	699	755

Vehicles
Operating lease cost	$5	$-	$7	$-
Cash paid for operating leases	5	-	7	-

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases (in thousands):

(in thousands)
For the six months ending June 30, 2019	$993
For the year ending June 30, 2020	1,764
For the year ending June 30, 2021	1,630
For the year ending June 30, 2022	1,400
For the year ending June 30, 2023	875
Thereafter	965
Total lease payments	$7,627
Imputed interest	(1,718)
Total lease liabilities	$5,909

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

11. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	December 31, 2018	June 30, 2018
GP Corp. Note	GECC GP Corp.	$3,224	$3,224
Corbel Facility	DME Inc. and subsidiaries	24,688	-
Total principal, net		$27,912	$3,224
Unamortized debt issuance cost		(357)	-
Total long-term related party notes payable		27,555	3,224
Less current portion of related party notes payable		(1,326)	-
Related party notes payable, net of current portion		$26,229	$3,224

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	December 31, 2018	June 30, 2018
Senior Note	CRIC IT	$53,187	$54,161
Subordinated Note	CRIC IT	3,041	2,823
DME Revolver	DME Inc. and subsidiaries	6,630	-
Total principal, net		$62,858	$56,984
Unamortized debt premiums		3,170	3,131
Unamortized debt discounts and issuance costs		(2,402)	(2,484)
Total long term debt		63,626	57,631
Less current portion of long-term debt		(2,038)	(1,999)
Long term debt, net of current portion		$61,588	$55,632

The Company incurred interest expense of $1.8 million and $0.04 million for the three months ended December 31, 2018 and 2017, respectively.  The Company incurred interest expense of $2.8 million and $0.1 million for the six months ended December 31, 2018 and 2017, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the six months ending June 30, 2019	$1,650
For the year ending June 30, 2020	3,485
For the year ending June 30, 2021	10,282
For the year ending June 30, 2022	3,833
For the year ending June 30, 2023	4,027
For the year ending June 30, 2024	22,044
Thereafter	58,677
Total	$103,998

Outstanding principal on related party borrowings	$27,912
Outstanding principal on other borrowings	62,858
Future interest to be paid-in-kind	13,228
Total future required principal payments	$103,998

Additional details of each borrowing by operating segment are discussed below.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At December 31, 2018 the interest rate was 5.8%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

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

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2018	2017	2018	2017
Principal payments	$-	$-	$-	$-
Interest expense	42	36	86	134

The Company estimated the fair value of the GP Corp. Note as of December 31, 2018 and June 30, 2018, on a non-recurring basis, using Level 3 inputs.  As of December 31, 2018 and June 30, 2018, the carrying value of the note approximated the fair value.

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

As of December 31, 2018 and June 30, 2018, the fair value approximates the carrying value for both the Senior Note and Subordinated Note.

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

The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At December 31, 2018 the interest rate was 12.8%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.3 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ending December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2018	2017	2018	2017
Principal payments	$313	$-	$313	$-
Interest expense	793	-	990	-

The DME Revolver had a balance of $6.6 million at December 31, 2018 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on August 30, 2020 and accrue interest at a variable rate of the prime rate plus 0.40% per annum.  At December 31, 2018 the interest rate was 5.9%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  If the DME Revolver is terminated within the first year, a termination fee equal to 3% of the original credit limit will be due.  The Company has classified all borrowings under the DME Revolver as long term in the condensed consolidated balance sheets based on the maturity date of the facility.

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

As of December 31, 2018, the fair value approximates the carrying value for both the Corbel Facility and the DME Revolver.

12. Stockholders’ Equity

Performance Shares (Restricted Stock Awards)

The Company did not grant any restricted stock awards during the three and six months ended December 31, 2018.  As of December 31, 2018, the Company had 761,617 restricted stock awards that carry both performance and service conditions to vest.  The awards vest over a five-year service period, with the first twenty percent of the award vesting on the first anniversary of the grant, and the remaining award vesting quarterly through November 3, 2021.  In addition, the restricted stock awards are subject to pro-rated forfeiture based on the collection of cumulative fees under the GECC investment management agreement of at least $40 million for the five-year period ended November 3, 2021.

The Company estimates the performance condition is probable of being achieved.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  There were no forfeitures during the six months ended December 31, 2018.

For the three and six months ended December 31, 2018, the Company recognized compensation cost totaling $(0.1) million and $0.1 million, respectively associated with the performance-based awards.  For the three and six months ended December 31, 2017, the Company recognized compensation cost totaling $0.3 million and $0.4 million, respectively, associated with the performance-based awards.

The following table summarizes the Company’s restricted stock award activity as of and through December 31, 2018 (in thousands, except per share amounts):

Restricted Stock Awards and Restricted Stock Units	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	767	$3.92
Granted	186	3.43
Vested	(83)	3.45
Forfeited	-	-
Outstanding at December 31, 2018	870	$3.86

Stock Options

During the six months ended December 31, 2018, the Company issued 60,000 stock options with an estimated grant date fair value of $0.1 million.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  The assumptions used to value the stock options granted during the six months ended December 31, 2018 consist of: expected volatilities between 58.9% and 59.2%; no expected dividend yields; risk-free rates between 3.12% and 3.13%; and expected terms between 6.3 and 6.5 years.

The following table summarizes the Company’s option award activity as of and through December 31, 2018 (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	2,676	$4.31	7.44	$70
Options granted	60	3.43
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at December 31, 2018	2,736	$4.29	7.00	$25
Exercisable at December 31, 2018	1,632	$4.77	5.79	$18
Vested and expected to vest as of December 31, 2018	2,736	$4.29	7.00	$25

During the three and six months ended December 31, 2018, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.2 million and $0.8 million, respectively.  During the three and six months ended December 31, 2017, the Company recognized total stock based compensation associated with all restricted stock and stock options of $0.9 million and $2.7 million, respectively.

As of December 31, 2018, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $3.3 million.

Warrants

In July 2018, MAST Capital exercised their outstanding warrants for cash proceeds totaling $1.4 million.  At December 31, 2018, no warrants remained outstanding.

13. Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest balances on the condensed consolidated balance sheets:

(in thousands)	December 31, 2018	June 30, 2018
DME Holdings
Preferred stock classified as liability	$5,266	$-
DME Inc.
NCI classified as temporary equity	3,690	-
NCI classified as permanent equity	3,690	-
Total DME Inc.	12,646	-
GECC GP Corp.
NCI classified as permanent equity	(535)	(465)
GE FM Holdings
NCI classified as permanent equity	707	687
Total	$12,818	$222

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2018	2017	2018	2017
DME Holdings
Preferred stock classified as liability	$-	$-	$-	$-
DME Inc.
NCI classified as temporary equity	48	-	58	-
NCI classified as permanent equity	48	-	58	-
Total DME Inc.	96	-	115	-
GECC GP Corp.
NCI classified as permanent equity	(35)	(33)	(70)	(387)
GE FM Holdings
NCI classified as permanent equity	9	-	20	-
Total	$70	$(33)	$65	$(387)

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

Under the terms of the preferred stock, DME Holdings must maintain a required level of capitalization.  At the option of the Company, such capitalization is required to be an amount in cash and/or common stock of GECC, net of any debt of DME Holdings, with an aggregate value greater than or equal to 125% of the value of the shares of preferred stock.  After August 31, 2019, at least 100% of the value of the shares of preferred stock must be held in cash.  If at any month end the value of the qualifying assets falls below the required threshold, the Company shall, as promptly as practicable, contribute additional assets to meet the capitalization requirements.  Similarly, if at any month end the value of the qualifying assets exceeds the required threshold, the Company may remove the excess assets.  As of December 31, 2018, the Company contributed to DME Holdings GECC stock valued at approximately $6.2 million.  This investment is classified as restricted investments in the consolidated balance sheet.

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

GECC GP Corp. – Non-controlling interest classified as permanent equity

In September 2017, the Company eliminated the vesting provisions and removed the call rights for the GECC GP Corp. stock owned by employees of the Company.  As a result of the elimination, the Company recognized stock-based compensation expense of $1.5 million, equal to the estimated fair value of the non-controlling interest held by our employees in GECC GP Corp.

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

15. Segment Information

The Company allocates resources based on four operating segments: investment management, real estate, durable medical equipment and general corporate.

The following tables illustrate results of operations by segment (in thousands):

	For the three months ended December 31, 2018
(in thousands)	Investment Management	Real Estate	Durable Medical Equipment	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$915	$1,474	$13,152	$52	$(52)	$15,541
Operating costs and expenses:
Cost of durable medical equipment sold and services	-	-	(3,545)	-	-	(3,545)
Cost of durable medical equipment rentals	-	-	(1,970)	-	-	(1,970)
Depreciation and amortization	(137)	(431)	(260)	-	-	(828)
Stock-based compensation(2)	(37)	-	-	(132)	-	(169)
Transaction costs(3)	-	-	(2)	(135)	-	(137)
Other selling, general and administrative	(704)	(342)	(5,895)	(1,770)	52	(8,659)
Total operating expenses	(878)	(773)	(11,672)	(2,037)	52	(15,308)
Other income (expense):
Interest expense	(44)	(663)	(1,081)	-	-	(1,788)
Other income (expense)	-	-	-	(2,696)	-	(2,696)
Total other expense, net	(44)	(663)	(1,081)	(2,696)	-	(4,484)
Total pre-tax income (loss) from continuing operations	$(7)	$38	$399	$(4,681)	$-	$(4,251)

	For the three months ended December 31, 2017
(in thousands)	Investment Management	Real Estate(4)	Durable Medical Equipment(5)	General Corporate	Reconciliation to Consolidated Total	Consolidated Total
Revenue:
Total revenue	$2,523	$-	$-	$-	$-	$2,523
Operating costs and expenses:
Depreciation and amortization	(133)	-	-	-	-	(133)
Stock-based compensation(2)	(719)	-	-	(208)	-	(927)
Other general and administrative	(1,544)	-	-	(923)	-	(2,467)
Total operating expenses	(2,396)	-	-	(1,131)	-	(3,527)
Other income (expense):
Interest expense	(37)	-	-	-	-	(37)
Other income (expense)	60	-	-	(221)	-	(161)
Total other expense, net	23	-	-	(221)	-	(198)
Total pre-tax income (loss) from continuing operations	$150	$-	$-	$(1,352)	$-	$(1,202)

	For the six months ended December 31, 2018
(in thousands)	Investment Management	Real Estate	Durable Medical Equipment(5)	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$1,855	$2,916	$17,243	$70	$(70)	$22,014
Operating costs and expenses:
Cost of durable medical equipment sold and services	-	-	(4,489)	-	-	(4,489)
Cost of durable medical equipment rentals	-	-	(2,260)	-	-	(2,260)
Depreciation and amortization	(273)	(862)	(403)	-	-	(1,538)
Stock-based compensation(2)	(582)	-	-	(260)	-	(842)
Transaction costs(3)	-	-	(544)	(1,459)	-	(2,003)
Other selling, general and administrative	(1,608)	(637)	(7,774)	(3,143)	70	(13,092)
Total operating expenses	(2,463)	(1,499)	(15,470)	(4,862)	70	(24,224)
Other income (expense):
Interest expense	(88)	(1,328)	(1,367)	-	-	(2,783)
Other income (expense)	-	-	20	(1,219)	-	(1,199)
Total other income (expense), net	(88)	(1,328)	(1,347)	(1,219)	-	(3,982)
Total pre-tax income (loss) from continuing operations	$(696)	$89	$426	$(6,011)	$-	$(6,192)

	For the six months ended December 31, 2017
(in thousands)	Investment Management	Real Estate(4)	Durable Medical Equipment(5)	General Corporate	Reconciliation to Consolidated Total	Consolidated Total
Revenue:
Total revenue	$4,291	$-	$-	$-	$-	$4,291
Operating costs and expenses:
Depreciation and amortization	(313)	-	-	-	-	(313)
Stock-based compensation(2)	(2,271)	-	-	(413)	-	(2,684)
Other selling, general and administrative	(3,062)	-	-	(2,604)	-	(5,666)
Total operating expenses	(5,646)	-	-	(3,017)	-	(8,663)
Other income (expense):
Interest expense	(135)	-	-	-	-	(135)
Other income (expense)	13	-	-	(92)	-	(79)
Total other income (expense), net	(122)	-	-	(92)	-	(214)
Total pre-tax income (loss) from continuing operations	$(1,477)	$-	$-	$(3,109)	$-	$(4,586)

(1)

The Company’s wholly-owned subsidiary, Great Elm DME Manager, LLC (DME Manager), provides advisory services to DME Inc. and receives consulting fee from DME Inc. for those services.  DME Manager is considered part of the general corporate segment of the Company.  The corresponding expense to DME Inc. and revenue to DME Manager are eliminated in consolidation.

(2)

Stock-based compensation attributable to the investment management segment is included in investment management expenses in the consolidated statements of operations.  Stock-based compensation attributable to the general corporate segment is included in selling, general and administrative expense in the consolidated statements of operations.

(3)	Transaction costs, which consist of legal and other professional services, are included in selling, general and administrative expense in the consolidated statements of operations.
(4)	Our real estate business began in March 2018 and there was no related activity prior to that date.
(5)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.

The following tables illustrate assets by segment (in thousands):

	As of December 31, 2018
Assets (in thousands)	Investment Management	Real Estate	Durable Medical Equipment	General Corporate	Total
Fixed assets, net	$48	$55,029	$9,735	$-	$64,812
Identifiable intangible assets, net	3,264	5,618	8,023	-	16,905
Goodwill	-	-	45,336	-	45,336
Other assets	2,699	1,097	21,517	29,574	54,887
Total	$6,011	$61,744	$84,611	$29,574	$181,940

	As of June 30, 2018
Assets (in thousands)	Investment Management	Real Estate	Durable Medical Equipment	General Corporate	Total
Fixed assets, net	$41	$55,641	$-	$-	$55,682
Identifiable intangible assets, net	3,531	5,869	-	-	9,400
Other assets	5,878	937	-	61,690	68,505
Total	$9,450	$62,447	$-	$61,690	$133,587

16. Commitments and Contingencies

In conjunction with the Divesture of its patent licensing business on June 30, 2016, the Company was entitled to receive additional proceeds of up to $10 million, subject to adjustment for indemnification or claims breach of representations, and warranties.  The purchaser had claimed that it has losses indemnifiable in excess of the $10 million contractual payment due on June 30, 2018.  As of December 31, 2018, the Company had determined that a loss related to final settlement with the purchaser was not realizable or estimable.  As a result we have not recognized any portion of the $10 million in the accompanying consolidated financial statements for the periods presented.  On January 21, 2019, we entered into a mutual release and settlement agreement with the purchaser resulting in the release of any indemnifiable liabilities and an incremental cash receipt of $1.5 million.  The gain related to this settlement will be recorded in discontinued operations during the quarter ending March 31, 2019.

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

17. Subsequent Events

On January 21, 2019, we entered into a mutual release and settlement agreement in connection with the divestiture of the patent licensing business.  See Note 16 – Commitments and Contingencies for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have four business operating segments: investment management, real estate, durable medical equipment, and general corporate.

Through our investment management business we manage a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities, LP, and separate accounts for an institutional investor.  The combined assets under management of these entities at December 31, 2018 was approximately $205.8 million.

Our real estate business, which we launched in March 2018, has a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property).  The Property is fully-leased, on a triple-net basis, to a single tenant through March 31, 2030.

In September 2018, we launched our durable medical equipment segment by acquiring two durable medical equipment businesses that specialize in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and also provide sleep study services.  These durable medical equipment businesses have operations in Alaska, Arizona, Nebraska, Oregon and Washington.

The operations of our general corporate segment encompass our corporate headquarters operations, in addition to management consulting services provided to certain of our subsidiaries.

We continue to explore other opportunities in the investment management, real estate and medical equipment distribution sectors, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital.  As of the date of this report, we have not entered into any firm commitments to make additional acquisitions or investments in any of these areas.

As of June 30, 2018, we had $1.7 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP).  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.  During the period ended December 31, 2018, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as it relates to recurring transactions, except for impact of our acquisition of the durable medical equipment businesses and the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) as discussed below:

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

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. As additional information becomes known, the Company adjusts its assumptions accordingly to change its estimates.   There were no material adjustments to revenues made in three and six months ended December 31, 2018 relating to prior years.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore do not maintain an allowance for doubtful accounts.

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

Revenue Recognition – Adoption of Topic 606

During the six months ended December 31, 2018, we adopted Topic 606, which affected our revenue recognition methods for in the following areas:

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

The non-recurring transactions in the period ended December 31, 2018 requiring management judgment and estimation are as follows:

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

Results of Operations

The following discussion is reflective of our four business operating segments.  Two of these segments, real estate and durable medical equipment, commenced operations in March and September 2018, respectively.  Correspondingly, the results of operations for these two segments for the periods presented are not comparable to the corresponding periods ended December 31, 2017.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based;
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition;
•	Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA – which are (non-GAAP) measurements of our investment management operations; and
•	Dividends and GECC share price ― which determine the return on our investment in GECC shares.

The following table provides the results of our investment management business for the three and six months ended December 31, 2018 and 2017.

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2018	Percent Change	2017	2018	Percent Change	2017
Revenue:
Total revenue	$915	(64)%	$2,523	$1,855	(57)%	$4,291
Operating costs and expenses:
Stock-based compensation	(37)	(95)%	(719)	(582)	(74)%	(2,271)
Consulting agreement	(198)	21%	(163)	(402)	32%	(305)
Other general and administrative	(506)	(63)%	(1,381)	(1,206)	(56)%	(2,757)
Depreciation and amortization	(137)	3%	(133)	(273)	(13)%	(313)
Total operating expenses	(878)		(2,396)	(2,463)		(5,646)
Other income (expense):
Interest expense	(44)	19%	(37)	(88)	(35)%	(135)
Other income (expense)	-	(100)%	60	-	(100)%	13
Total other expense, net	(44)		23	(88)		(122)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(7)		$150	$(696)		$(1,477)

Investment Management Revenue

For the three and six months ended December 31, 2018, investment management revenues consisted of $0.8 million in management fees and $0.2 million in administrative fees and $1.5 million in management fees and $0.3 million in administrative fees, respectively.  For the three and six months ended December 31, 2017, investment management revenues consisted of $0.6 million in management fees and $0.3 million in administrative fees and $1.2 million in management fees and $0.6 million in administrative fees, respectively.  In addition, investment management revenues for the three and six months ended December 31, 2017 included incentive fees of $1.6 million and $2.5 million, respectively.  Such incentive fees have not been recognized for the three and six months ended December 31, 2018 as a result of the change in accounting principle discussed under “Revenue Recognition – Adoption of Topic 606.”

The increases in management fees for the three and six months ended December 31, 2018 as compared to the corresponding prior year periods is due to increases in the assets under management at GECC.  The decreases in administrative fees for the three and six months ended December 31, 2018 as compared to the corresponding prior year periods is the result of reductions in compensation allocated to GECC in connection with the MAST Capital Management, LLC (MAST Capital) separation in the first quarter of fiscal year 2018 and additional staffing changes made through the second half of fiscal year 2018.

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

Investment Management Costs and Expenses

The changes in operating costs and other expenses for the three and six months ended December 31, 2018 as compared to the three and six months ended December 31, 2017 are largely attributable to our separation from MAST in September 2017.  The separation resulted in several non-recurring expenses in the period of separation and the restructuring of compensation arrangements for the remaining employees subsequent to the separation as described below:

•

Included in general and administrative expenses for the three and six months ended December 31, 2017 are approximately $0.3 million and $0.3 million, respectively, in professional fees and other un-reimbursed costs incurred as a result of the separation process.

•

Compensation arrangements were restructured for remaining employees resulting in a net increase of approximately $0.3 million in stock-based compensation and a net decrease of approximately $0.9 million in salaries and related costs for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017.  For the three months ended December 31, 2018 the net decrease in salaries was $0.4 million as compared to the three months ended December 31, 2017.

•

The Company eliminated the vesting provisions and removed the call rights for GECC GP Corp. stock owned by certain employees of the Company resulting in stock-based compensation expense equal to the estimated fair value of the non-controlling interest in GECC GP Corp. held by those employees of $1.5 million for the six months ended December 31, 2017.

•

As part of the entry into the investment management business in November 2016, the Company entered into a cost sharing agreement with MAST Capital and acquired certain assets from MAST Capital.  In consideration for the assets acquired, GECC GP Corp. issued a senior secured note payable (the GP Corp. Note).  The principal of the GP Corp. Note was reduced from $10.8 million to $3.3 million resulting in a corresponding decrease in the related interest expense for the three and six months ended December 31, 2018 as compared to the three and six months ended December 31, 2017.  In addition, there was a one-time loss of $0.05 million which was recognized in other expense during the six months ended December 31, 2017.

Real Estate Business

The following table provides the results of our real estate business for the three and six months ended December 31, 2018.  We began to operate the real estate business in March 2018 and thus there are no comparable results for the corresponding prior year periods.

(in thousands)	For the three months ended December 31, 2018	For the six months ended December 31, 2018
Revenue:
Total revenue	$1,474	$2,916
Operating costs and expenses:
General and administrative	(342)	(637)
Depreciation and amortization	(431)	(862)
Total operating expenses	(773)	(1,499)
Other income (expense):
Interest expense	(663)	(1,328)
Other income (expense)	-	-
Total other expense, net	(663)	(1,328)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$38	$89

Real Estate Revenue

For the three and six months ended December 31, 2018, we recognized $1.5 million and $2.9 million of rental income from the Property, respectively.

Real Estate Costs and Expenses

During the three and six months ended December 31, 2018, general and administrative costs primarily consisted of management fees, insurance, real estate taxes and state sales tax expense.  Depreciation and amortization for the three and six months ended December 31, 2018 includes depreciation on real estate assets of $0.3 million and $0.6 million, respectively, and the amortization of the related intangible assets of $0.1 million and $0.3 million, respectively.

In addition to the operating costs, we recognized interest expense of $0.6 million and net amortization of discount and premium of $0.1 million for the three months ended December 31, 2018 and interest expense of $1.2 million and net amortization of discount and premium of $0.2 million for the six months ended December 31, 2018 related to the Senior Note and the Subordinated Note (each as defined herein); see Note 11 – Borrowings in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Durable Medical Equipment Business

The following table provides the results of our durable medical equipment business for the three months ended December 31, 2018 and for the period from the inception of the durable medical equipment business to December 31, 2018 (the inception period).  We began to operate the durable medical equipment business in September 2018 and thus there are no comparable results for those periods.

(in thousands)	For the three months ended December 31, 2018	September 7, 2018 to December 31, 2018
Revenue:
Total revenue	$13,152	$17,243
Operating costs and expenses:
Cost of goods sold	(3,545)	(4,489)
Cost of rentals	(1,970)	(2,260)
Transaction costs	(2)	(544)
Other selling, general and administrative	(5,895)	(7,774)
Depreciation and amortization	(260)	(403)
Total operating expenses	(11,672)	(15,470)
Other income (expense):
Interest expense	(1,081)	(1,367)
Other income (expense)	-	20
Total other expense, net	(1,081)	(1,347)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$399	$426

Durable Medical Equipment Revenue

For the three months and inception period ended December 31, 2018, durable medical equipment revenue consisted of $9.1 million  and $11.9 million, respectively, in sales of medical equipment and sleep study services and $4.1 million and $5.4 million, respectively, in rentals of medical equipment.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff to perform the studies and supplies used in the studies.  For the three months and inception period ended December 31, 2018, cost of rentals included $1.9 million and $2.2 million, respectively, of depreciation on medical equipment held for lease with the remaining costs related to maintenance expenses.

General and administrative expenses for the three months and inception period ended December 31, 2018 included approximately $5.6 million and $4.2 million, respectively, of payroll and related costs, $1.0 million and $0.8 million, respectively, of rental expenses associated with facility and equipment leases and other administrative costs.  In addition, the Company incurred transaction costs of $0.5 million for the inception period ended December 31, 2018 in connection with the acquisition of the durable medical equipment businesses.  Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.

In addition to the operating costs, we recognized interest expense of $1.1 million and $1.4 million, respectively, for the three months and inception period ended December 31, 2018.  Other income for the three months and inception period ended December 31, 2018 includes dividend income of $0.35 million and $0.4 million, respectively, and unrealized loss of $0.3 million and $0.4 million, respectively, for the portion of the investment in GECC which is restricted as a result of the related party note payable.  In addition, management and monitoring expenses, which are payable to Great Elm DME Manager, LLC (DME Manager), a subsidiary of the Company in the general corporate segment, and one of the former owners of the durable medical equipment businesses are included in other income.

General Corporate

The following table provides the results of our general corporate activities for the three and six months ended December 31, 2018 and 2017.

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2018	Percent Change	2017	2018	Percent Change	2017
Revenue:
Total revenue	$52	100%	$-	$70	100%	$-
Operating costs and expenses:
Stock-based compensation	(132)	(37)%	(208)	(260)	(37)%	(413)
Transaction costs	(135)	100%	-	(1,459)	100%	-
Other general and administrative	(1,770)	92%	(923)	(3,143)	21%	(2,604)
Depreciation and amortization	-	0%	-	-	0%	-
Total operating expenses	(2,037)		(1,131)	(4,862)		(3,017)
Other income (expense):
Interest expense	-	0%	-	-	0%	-
Other income (expense)	(2,696)	1120%	(221)	(1,219)	1225%	(92)
Total other expense, net	(2,696)		(221)	(1,219)		(92)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(4,681)	246%	$(1,352)	$(6,011)		$(3,109)

General Corporate Revenue

For the three and six months ended December 31, 2018, all revenue was derived from fees earned by the Company’s wholly-owned subsidiary, DME Manager, which provides consulting services to DME Inc.  Both DME Manager and DME Inc. were formed in connection with the acquisition of the durable medical equipment businesses in September 2018 and there was no corresponding activity prior to this acquisition.

General Corporate Costs and Expenses

Our general and administrative costs primarily consist of professional fees and payroll costs in connection with our diligence efforts towards identifying asset and business acquisition opportunities.  For the three and six months ended December 31, 2018, professional fees in relation to the diligence of such opportunities was $0.1 million and $1.5 million, respectively.  There were no such fees recognized for the three and six months ended December 31, 2017.

Other Income (Expense)

Other income and expense primarily consisted of dividends and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  A portion of the Company’s investment in GECC has been allocated to the durable medical equipment segment due to collateral requirements of the related party qualified preferred stock issued by DME Holdings in connection with the acquisition of the durable medical equipment businesses.  This resulted in a decrease of $0.3 million in dividend income, primarily related to the special dividend declared in December 2018, for both the three and six months ended December 31, 2018 as compared to the corresponding periods in the prior year.  In addition, the investment in GECC had a net unrealized loss of $3.3 million for the three months ended December 31, 2018 as compared to a net unrealized loss of $1.2 million for the three months ended December 31, 2017.  The net unrealized loss for the six months ended December 31, 2018 was $2.3 million as compared to a net unrealized loss of $1.5 million for the six months ended December 31, 2017.

Discontinued Operations

On April 6, 2016, we entered into a purchase and sale agreement with Optis UP Holdings, LLC (Optis) providing for the sale of the entities that conducted our patent licensing business (the Divestiture).  The Divestiture was completed on June 30, 2016.

In the Divestiture, we received $34.2 million in gross cash proceeds, inclusive of reimbursement of $4.2 million of agreed upon expenses, and were entitled to receive up to $10 million in additional cash payment, which was due on June 30, 2018.  Optis claimed that it had losses indemnifiable under the purchase and sale agreement in excess of the $10 million contractual payment due on June 30, 2018.  As a result, we have not recognized any portion of the $10 million in the accompanying consolidated financial statements for the periods presented. On January 21, 2019, we entered into a mutual release and settlement agreement with Optis resulting in the release of any indemnifiable liabilities and an incremental cash receipt of $1.5 million.  The gain related to this settlement will be recorded in discontinued operations during the quarter ending March 31, 2019.  Activity related to our legacy patent business is reflected in our financial statements as discontinued operations.

We incurred discontinued operating costs of approximately $0.1 million for the six months ended December 31, 2018 related to the representations and warranties associated with the disposal of our legacy patent licensing business.

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

Liquidity and Capital Resources

Cash Flows

Operating cash flows provided by continuing operations for the six months ended December 31, 2018 were $0.7 million.  The net cash inflow in our continuing operations was primarily the result of our net loss of $6.3 million offset by non-cash charges of $7.7 million.  The remaining net cash outflows from operations are attributable to increases in accounts receivable and related party receivable which are partially offset by increases in accounts payable, accrued liabilities and other liabilities.  The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

Operating cash flows used in continuing operations for the six months ended December 31, 2017 totaled approximately $3.1 million.  The cash used in our continuing operations were primarily the result of increases in receivables from our investment management fees and other related party receivables of $2.9 million and the funding of our operating expenses.

Investing cash flows used in continuing operations for the six months ended December 31, 2018 were $44.1 million.  The net cash outflow primarily consisted of $41.6 million used in our acquisition of the durable medical equipment businesses in September 2018 and an additional $2.3 million used in subsequent purchases of equipment for rental.  We used an immaterial amount of cash in investing activities related to leasehold improvements at our corporate offices during the six months ended December 31, 2017.

Financing cash flows provided by continuing operations for the six months ended December 31, 2018 were $22.1 million.  Approximately $16.1 million and $5.5 million was provided by net proceeds on the note payable from a seller and a revolving line of credit, respectively,  established with the acquisition of the durable medical equipment businesses.  Subsequent to the acquisition, an additional $0.3 million in cash proceeds was drawn from the revolving line of credit and principal payments of $1.3 million were made on long term debt.  An additional $1.4 million was provided by the exercise of warrants by MAST Capital in July 2018.

During the six months ended December 31, 2017, financing cash flows provided by continuing operations consisted of $4.6 million in proceeds from the exercise of warrants.

Financial Condition

As of December 31, 2018, we had an unrestricted cash balance of $21.4 million.  We also beneficially own 1,966,667 shares of GECC common stock with an estimated fair value of $15.4 million as of December 31, 2018, of which $6.2 million is restricted under the terms of the related party qualified preferred stock issued by DME Holdings in connection with the acquisition of the durable medical equipment businesses.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, issuance of equity securities and incurring indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Further, during the six months ended December 31, 2018:

▪	we issued 420,000 shares of our common stock in exchange for cash proceeds of $1.4 million in connection with the redemption of outstanding warrants held by MAST Capital.
▪	we invested $25 million, including transaction expenses, to acquire an 80.1% interest in DME Inc. to launch our durable medical equipment business segment.

Borrowings

As of December 31, 2018, we had a related party GP Corp. Note due to MAST Capital totaling $3.2 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at December 31, 2018, the effective rate was 5.81%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between GECM and GECC GP Corp. that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

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

As of December 31, 2018, we had a senior note due to Wells Fargo Bank Northwest, National totaling $53.2 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of December 31, 2018, we had a subordinated note due to Wells Fargo Bank Northwest, National totaling $3.0 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Subordinated Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

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

As of December 31, 2018, we had a note due to a non-controlling interest holder of DME Inc. totaling $24.7 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at December 31, 2018, the effective rate was 12.81%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.3 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business.

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

As of December 31, 2018, we had a credit facility due to Pacific Mercantile Bank totaling $6.6 million that accrues interest at the prime rate plus 0.40% (at December 31, 2018, the effective rate was 5.90%) through maturity on August 30, 2020 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

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

Preferred Stock in Subsidiary

As of December 31, 2018, we had 5,266 shares of preferred stock in DME Holdings outstanding.  The preferred shares provide for a 10% annual dividend, which is payable semi-annually.  The preferred shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or September 7, 2038.  The redemption events include a change in control, initial public offering, liquidation of DME Holdings, or failure to pay dividends.

Contractual Obligations

Our contractual obligations as of December 31, 2018 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
GP Corp. Note payable(1)	$4,568	$261	$509	$491	$3,307
Senior Note payable	68,154	3,901	8,070	8,471	47,712
Subordinated Note payable	16,270	-	-	-	16,270
Corbel Facility(2)	37,978	4,395	8,310	25,273	-
DME Revolver(3)	7,290	395	6,895	-	-
Operating Lease Obligations	7,628	1,889	3,207	1,849	683
Preferred stock of subsidiary	10,367	527	1,053	1,053	7,734
Total Contractual Obligations	$152,255	$11,368	$28,044	$37,137	$75,706
(1)	Includes estimated interest based on an interest rate of 5.81%, the 3 month LIBOR plus 3% as of December 31, 2018.
(2)	Includes estimated interest based on an interest rate of 12.81%, the 3 month LIBOR plus 10% as of December 31, 2018.
(3)	Includes estimated interest based on an interest rate of 5.90%, the prime rate plus 0.40% as of December 31, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that were not reflected in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K, Item 9A. for the fiscal year ended June 30, 2018, our management concluded that our internal controls over financial reporting were not effective at June 30, 2018.  As of that date, our management identified material weaknesses in internal controls over financial reporting relating to personnel, the design and operating effectiveness of certain controls and the monitoring of our controls.

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

There were no material changes in our internal control over financial reporting during the six months ended December 31, 2018, other than the acquisition of the durable medical equipment businesses as discussed in Note 4 – Acquisition in the condensed consolidated financial statements.  In September 2018, we completed the acquisition of an 80.1% interest in DME Inc.  We are in the process of evaluating the existing controls and procedures of DME Inc., as well as the steps required to integrate DME Inc. into our internal controls over financial reporting.

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

The Center for Medicare and Medicaid Services announced in July 2018 that it would temporarily suspend its competitive bidding process and that existing contracts would expire on December 31, 2018. Any enrolled Medicare supplier is able to supply durable medical equipment in competitive bidding areas as of January 1, 2019 until further notice.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 15, 2013)

3.2	Certificate of Ownership and Merger merging Unwired Planet, Inc. with and into Openwave Systems Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed on May 10, 2012)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 5, 2016)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 11, 2016)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 16, 2016)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 17, 2017)

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on November 15, 2015)

3.8	Amended and Restated Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-A filed on January 29, 2018)

4.1	Amended and Restated Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on May 15, 2018)

Exhibit Number	Description
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

101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL GROUP, INC.

Date: February 11, 2019	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: February 11, 2019	/s/ John J. Woods
John J. Woods
Chief Financial Officer