Form 10-Q
period 2019-03-31
Great Elm Capital Group, Inc.
filed 2019-05-10
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GEC	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

As of May 6, 2019, there were 25,336,288 shares of the registrant’s common stock outstanding

1

Table of Contents

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2019 and 2018	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the nine months ended March 31, 2019	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended March 31, 2018	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION		59

Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	64

SIGNATURES		66

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

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contains forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “could,” “continue,” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements.  These forward‑looking statements involve risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (GECC);
▪	the dividend rate that GECC will pay;
▪	our ability to continue to develop and grow our durable medical equipment, investment management and real estate businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets, and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
▪

competition, mostly from larger, well-financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, and private equity funds;

▪	outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith;
▪	maintaining our contractual arrangements and relationships with third parties;
▪	our ability to attract, assimilate and retain key personnel;
▪	compliance with laws, regulations and orders;
▪	changes in laws and regulations governing our operations; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	March 31, 2019	June 30, 2018
Current assets:
Cash and cash equivalents	$18,593	$42,962
Restricted cash	716	578
Current portion of related party receivables	1,754	1,338
Accounts receivable	7,511	-
Investments, at fair value (cost $21,801 at March 31, 2019; and $30,000 at June 30, 2018)	11,805	18,172
Inventories	1,781	-
Prepaid and other current assets	497	544
Total current assets	42,657	63,594
Related party receivables, net of current	-	2,919
Restricted investments, at fair value (cost $8,199 at March 31, 2019)	4,440	-
Real estate assets, net	54,717	55,641
Property and equipment, net	1,341	41
Equipment held for rental, net	8,790	-
Identifiable intangible assets, net	16,359	9,400
Goodwill	45,440	-
Right of use assets	5,537	1,521
Other assets	1,065	471
Total assets	$180,346	$133,587
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,713	$32
Accrued expenses and other liabilities	3,953	2,535
Current portion of related party payables	961	-
Current portion of lease liabilities	1,333	336
Liabilities related to discontinued operations	-	3,608
Current portion of long term debt	2,118	1,999
Current portion of related party notes payable	1,326	-
Total current liabilities	15,404	8,510
Lease liabilities, net of current portion	4,477	1,304
Long term debt, net of current portion	61,586	55,632
Related party notes payable, net of current portion	25,788	3,224
Redeemable preferred stock of subsidiary	3,552	-
Other liabilities	332	331
Total liabilities	111,139	69,001
Commitments and Contingencies
Contingently redeemable non-controlling interest	3,691	-
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,014,649 shares issued and 25,281,740 outstanding at March 31, 2019; and 25,480,200 shares issued and 24,718,395 outstanding at June 30, 2018	25	25
Additional paid-in-capital	3,305,245	3,302,886
Accumulated deficit	(3,243,580)	(3,238,547)
Total Great Elm Capital Group, Inc. stockholders' equity	61,690	64,364
Non-controlling interests	3,826	222
Total stockholders' equity	65,516	64,586
Total liabilities, non-controlling interest and stockholders' equity	$180,346	$133,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Revenues:
Durable medical equipment sales and services revenue	$7,383	$-	$19,243	$-
Durable medical equipment rental income	4,369	-	9,752	-
Investment management revenues	1,060	(791)	2,915	3,501
Real estate rental income	1,272	343	4,188	343
Total revenues	14,084	(448)	36,098	3,844

Operating costs and expenses:
Cost of durable medical equipment sold and services	2,633	-	7,122	-
Cost of durable medical equipment rentals (includes depreciation expense of $1,904 and $4,066 for the three and nine months ended March 31, 2019, respectively)	1,969	-	4,229	-
Investment management expenses	996	1,090	3,186	6,423
Real estate expenses	131	21	768	21
Durable medical equipment other operating expenses	5,896	-	13,600	-
Depreciation and amortization	987	249	2,525	562
Selling, general and administrative	1,989	1,728	7,395	4,745
Total operating costs and expenses	14,601	3,088	38,825	11,751
Operating loss	(517)	(3,536)	(2,727)	(7,907)
Dividends and interest income	515	564	2,050	2,014
Unrealized gain (loss) on investment in GECC	807	(1,219)	(1,927)	(2,753)
Interest expense	(1,712)	(225)	(4,495)	(360)
Other income, net	-	-	-	5
Loss from continuing operations	(907)	(4,416)	(7,099)	(9,001)
Benefit from income taxes	1,229	182	1,229	182
Income (loss) from continuing operations, before income taxes	322	(4,234)	(5,870)	(8,819)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	3,879	(155)	3,786	(155)
Income (loss) from discontinued operations	3,879	(155)	3,786	(155)
Net income (loss)	$4,201	$(4,389)	$(2,084)	$(8,974)
Less: net income (loss) attributable to non-controlling interest	(35)	(28)	30	(415)
Net income (loss) attributable to Great Elm Capital Group	$4,236	$(4,361)	$(2,114)	$(8,559)
Basic income (loss) per share
Continuing operations	$0.02	$(0.17)	$(0.23)	$(0.35)
Discontinued operations	0.15	(0.01)	0.15	(0.01)
Net income (loss)	$0.17	$(0.18)	$(0.08)	$(0.36)
Diluted income (loss) per share from:
Continuing operations	$0.02	$(0.17)	$(0.23)	$(0.35)
Discontinued operations	0.15	(0.01)	0.15	(0.01)
Net income (loss)	$0.17	$(0.18)	$(0.08)	$(0.36)
Weighted average shares outstanding
Basic	25,265	24,612	25,168	24,132
Diluted	25,277	24,612	25,168	24,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2018	24,719	$25	$3,302,886	$(3,238,547)	$64,364	$222	$64,586	$-
Net Loss	-	-	-	(2,004)	(2,004)	(15)	(2,019)	10
Adoption of accounting standard (Note 2)	-	-	-	(2,919)	(2,919)	-	(2,919)	-
Acquisition of Great Elm DME, Inc.	-	-	-	-	-	3,632	3,632	3,632
Issuance of common stock related to warrants exercise	420	0	1,409	-	1,409	-	1,409	-
Issuance of common stock related to vesting of restricted stock	4	0	0	-	0	-	0	-
Stock-based compensation	-	-	490	-	490	-	490	-
BALANCE, September 30, 2018	25,143	25	3,304,785	(3,243,470)	61,340	3,840	65,180	3,642
Net Loss	-	-	-	(4,346)	(4,346)	22	(4,324)	48
Issuance of common stock related to vesting of restricted stock	79	0	0	-	0	-	0	-
Stock-based compensation	-	-	352	-	352	-	352	-
BALANCE, December 31, 2018	25,222	25	3,305,137	(3,247,816)	57,346	3,862	61,208	3,690
Net Income	-	-	-	4,236	4,236	(36)	4,200	1
Issuance of common stock related to vesting of restricted stock	58	0	0	-	0	-	0	-
Issuance of common stock related to stock options exercise	2	0	6	-	6	-	6	-
Stock-based compensation	-	-	102	-	102	-	102	-
BALANCE, March 31, 2019	25,282	$25	$3,305,245	$(3,243,580)	$61,690	$3,826	$65,516	$3,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2017	23,200	$23	$3,293,683	$(3,227,480)	$66,226	$(10)	$66,216
Net Loss	-	-	-	(3,030)	(3,030)	(354)	(3,384)
Issuance of common stock in exchange for cancelling the MAST Warrants	55	0	207	-	207	-	207
Issuance of common stock related to vesting of restricted stock	43	0	-	-	0	-	0
Stock-based compensation	-	-	1,757	-	1,757	-	1,757
BALANCE, September 30, 2017	23,298	23	3,295,647	(3,230,510)	65,160	(364)	64,796
Net Loss	-	-	-	(1,169)	(1,169)	(33)	(1,202)
Issuance of common stock related to warrants exercise	1,266	1	4,571	-	4,572	-	4,572
Issuance of common stock related to vesting of restricted stock	25	1	-	-	1	-	1
Stock-based compensation	-	-	928	-	928	-	928
BALANCE, December 31, 2017	24,589	$25	$3,301,146	$(3,231,679)	$69,492	$(397)	$69,095
Net Loss	-	-	-	(4,360)	(4,360)	(28)	(4,388)
Acquisition of CRIC IT Fort Myers LLC	-	-	-	-	-	671	671
Issuance of common stock related to vesting of restricted stock	117	0	-	-	0	-	0
Stock-based compensation	-	-	917	-	917	-	917
BALANCE, March 31, 2018	24,706	$25	$3,302,063	$(3,236,039)	$66,049	$246	$66,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the nine months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,084)	$(8,974)
(Gain) loss from discontinued operations	(3,786)	155
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,591	562
Stock-based compensation	944	3,602
Unrealized loss on investments	1,927	2,753
Non-cash interest and amortization of debt issuance costs	643	58
Deferred tax benefit related to continuing operations	(1,229)	-
Other non-cash expense, net	445	55
Changes in operating assets and liabilities:
Related party receivable	(416)	(877)
Accounts receivable	(2,058)	-
Inventories	(235)	-
Prepaid assets, deposits, and other assets	(44)	(145)
Operating leases	(371)	-
Related party payable	116	-
Accounts payable, accrued liabilities and other liabilities	817	(74)
Net cash provided by (used in) operating activities - continuing operations	1,260	(2,885)
Net cash provided by (used in) operating activities - discontinued operations	1,408	(155)
Net cash provided by (used in) operating activities	2,668	(3,040)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(41,781)	-
Asset Acquisition	-	(2,353)
Purchases of equipment held for rental	(4,423)	-
Purchases of property and equipment	(655)	(13)
Net cash used in investing activities - continuing operations	(46,859)	(2,366)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(46,859)	(2,366)
Cash flows from financing activities:
Proceeds on revolving line of credit	6,225	-
Principal payments on long term debt	(1,482)	(156)
Principal payments on related party notes payable	(768)	-
Proceeds from note payable to seller	16,500	-
Debt financing costs	(430)	-
Redemption of preferred stock of subsidiary	(1,500)	-
Proceeds from issuance of common stock, gross	1,415	4,572
Net cash provided by financing activities - continuing operations	19,960	4,416
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	19,960	4,416
Net decrease in cash, cash equivalents and restricted cash	(24,231)	(990)
Cash, cash equivalents and restricted cash at beginning of period	43,540	45,894
Cash, cash equivalents and restricted cash at end of period	$19,309	$44,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the nine months ended March 31,
	2019	2018
Cash paid for interest	$3,763	$240

Non-cash investing and financing activities
Assumption of borrowings in connection with acquisition	$9,275	$58,016
Issuance of non-controlling interests in subsidiary in connection with acquisition	7,265	-
Preferred stock issued to seller in acquisition	5,266	-
Preferred stock cancelled and forfeited	215	-
Contingent consideration issued in connection with acquisition	845	-
Warrant liability settled with common stock issuance	-	194
Lease liabilities and right of use assets arising from operating leases	256	-

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

	March 31, 2019	June 30, 2018
Cash and cash equivalents	18,593	42,962
Restricted cash	716	578
Cash, cash equivalents and restricted cash	19,309	43,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2019

1. Organization

Great Elm Capital Group, Inc. (the Company) is a holding company incorporated in Delaware.  The Company currently has four operating segments: durable medical equipment, investment management, real estate and general corporate.  The Company is pursuing business development opportunities in durable medical equipment, investment management, real estate and other industries.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Segments

The Company has four operating segments: durable medical equipment, investment management, real estate and general corporate.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

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

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the three and nine months ended March 31, 2019 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore does not maintain an allowance for doubtful accounts.

As of March 31, 2019, the Company had unbilled receivables of approximately $0.7 million that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement, but are not currently billable and are therefore contract assets.  Such contract assets are included in accounts receivable in the consolidated balance sheets.

Investments and Restricted Investments

Investments and restricted investments consist of shares in Great Elm Capital Corp. (GECC), which is carried at fair value.  The Company’s restricted investment represents a portion of its investment in GECC, which has been contributed as part of the capitalization of DME Holdings, as required under the terms of the DME Holdings preferred stock.  Under the terms of the preferred stock issued by DME Holdings (See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary), the Company is required to maintain capitalization of DME Holdings at a specified level with qualifying assets.  Therefore these assets are restricted and not available for use to fund the Company’s operations.  If at any month end the value of the qualifying assets falls below the required threshold, the Company shall, as promptly as practicable, contribute additional assets to meet the capitalization requirements.  Similarly, if at any month end the value of the qualifying assets exceeds the required threshold, the Company may remove the excess assets.  The Company has provided DME Holdings with shares of GECC in the amount of $4.4 million as of March 31, 2019, as capitalization for the preferred stock in DME Holdings.

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

Management has estimated the useful lives of equipment leased to customers where title ultimately transfers to customers (e.g., capped rentals, typically 13 months with title transfer) based upon an analysis of ultimate disposition of rental equipment, some of which is returned to the Company and either re-leased or sold.

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

Inventories

Inventories, which principally consist of durable medical equipment and related supplies that are predominantly held for sale, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.  The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments or other economic factors.  The Company bases its provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales.  A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future.  As the Company purchases all of its inventories, all inventories are categorized as finished goods.  There were no significant write-offs during the nine months ended March 31, 2019.

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

Leases and Right of Use Assets

We determine if an arrangement is a lease at inception.  As of March 31, 2019, all of our leases are operating leases.  Operating leases are included in operating lease right of use assets (ROU), current portion of lease liabilities and lease liabilities net of current portion in the condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  We use the implicit rate when readily determinable.  The ROU assets also includes any lease payments made and adjustments recorded in acquisition accounting.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for operating leases is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component.

At March 31, 2019, the majority of our lease liabilities and ROU assets were acquired with the durable medical equipment businesses as discussed in Note 4 – Acquisition and the amounts disclosed on the condensed consolidated balance sheet represent preliminary valuations.

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

Net Income (Loss) per Share

Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding for the period.  Diluted net income or loss per share is computed by dividing the diluted net income or loss by the weighted-average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, unvested restricted common shares and common stock warrants, as determined using the treasury stock method.  For periods in which the Company has reported net losses from continuing operations, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

As of March 31, 2019, the Company had 3,459,602 potential shares of Company common stock issuable upon exercise of the stock options that are not included in the diluted net loss per share calculations for the nine months ended March 31, 2019 because to do so would be antidilutive.  In calculating diluted income per share for the three months ended March 31, 2019, we adjusted the denominator by 12,365 incremental shares under the treasury stock method, however, we excluded the effects of 1,530,156 potential shares of the Company common stock issuable upon exercise of the stock options as inclusion of these potential shares would be antidilutive.

As of March 31, 2018, the company had 3,876,259 potential shares of Company common stock issuable upon exercise of the stock options that are not included in the diluted net loss per share calculations for the three and nine months ended March 31, 2018 because to do so would be antidilutive.

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

Concentration of Risk

The Company’s net investment revenue and receivables for the periods presented were attributable to the management of one investment vehicle, GECC, which is also a related party.  See Note 5 – Related Party Transactions.

The Company’s real estate rental revenue from continuing operations is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  For the three and nine months ended March 31, 2019, one government program payor constituted approximately 25% and 27%, respectively, of consolidated revenues.  As of March 31, 2019, receivables from that government program payor constituted 23% of our ending accounts receivable.  An additional government program payor constituted another 11% and 10% of consolidated revenues for the three and nine months ended March 31, 2019, respectively.

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

The following table reflects the impact of the cumulative effect of the accounting changes upon the adoption of Topic 606 on the condensed consolidated balance sheet as of the beginning of the period:

(in thousands)	As of June 30, 2018	Impact of accounting change	As of July 1, 2018
Incentive fees receivable - related party	$2,919	$(2,919)	$-
Accumulated deficit	(3,238,547)	(2,919)	(3,241,466)

The following table shows the effect of the change in accounting on the condensed consolidated statement of operations:

	For the three months ended March 31, 2019			For the nine months ended March 31, 2019
(in thousands)	Under Topic 605	Under Topic 606	Effect of Change	Under Topic 605	Under Topic 606	Effect of Change
Investment management revenues	$2,721	$1,060	$1,661	$5,526	$2,915	$2,611
Durable medical equipment sales and services revenue	7,383	7,383	-	19,243	19,243	-
Total revenues accounted for under Topic 606	$10,104	$8,443	$1,661	$24,769	$22,158	$2,611
Total revenues	15,745	14,084	1,661	38,709	36,098	2,611
Net income (loss) from continuing operations	1,983	322	1,661	(3,259)	(5,870)	2,611
Net income (loss)	5,862	4,201	1,661	527	(2,084)	2,611
Net income (loss) attributable to Great Elm Capital Group	5,897	4,236	1,661	497	(2,114)	2,611
Basic net income (loss) per share	$0.23	$0.17	$0.06	$0.02	$(0.08)	$0.10
Diluted net income (loss) per share	0.23	0.17	0.06	0.02	(0.08)	0.10

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

Lessor Lease Accounting  In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors (ASU 2018-20).  The new guidance permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs, and instead, account for those costs as lessee costs.  Additionally, the guidance updates revenue recognition related to variable payments by (1) requiring lessors to exclude from variable payments lessor costs paid directly to third parties by lessees; and (2) requiring lessors to allocate certain variable payments to lease and nonlease components when there are changes in facts and circumstances on which the variable payment is based.  When an allocation of variable payments between lease and nonlease components is made, the variable payment allocated to the lease component will be recognized as revenue in accordance with Topic 842, whereas the variable payment allocated to the nonlease component will be recognized in accordance with other applicable topics, such as Topic 606.  On January 1, 2019, the Company adopted ASU 2018-20 on a prospective basis and did not make the accounting policy election to account for certain taxes as lessee costs.  Sales and use taxes incurred and reimbursed by lessees related to our Real Estate business are recorded gross within real estate rental income and real estate expenses.  In addition, the adoption resulted in a reduction of real estate rental income and real estate expenses related to lessor costs paid directly to third parties by lessees of approximately $0.2 million during the quarter ended March 31, 2019.

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

3. Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2019	2018	2019	2018
Product and Services Revenue(1)
Investment Management
Management Fees	$691	$693	$2,214	$1,850
Incentive Fees	-	(1,766)	-	735
Administration Fees	369	282	701	916
	1,060	(791)	2,915	3,501
Durable Medical Equipment
Equipment Sales	5,996	-	15,798	-
Service Revenues	1,387	-	3,445	-
	7,383	-	19,243	-

Total product and services revenue	$8,443	$(791)	$22,158	$3,501

Rental Revenues
Real Estate
Rental Income	1,272	343	4,188	343
Durable Medical Equipment
Medical Equipment Rental Income	4,369	-	9,752	-
Total rental revenue	5,641	343	13,940	343

Total	$14,084	$(448)	$36,098	$3,844
(1)

Revenue for sales of products or services recognized in the three and nine months ended March 31, 2019 and 2018 was accounted for under Topic 606 and Topic 605, respectively, as discussed in this note and Note 2 – Summary of Significant Accounting Policies.

Revenue Accounting Under Topic 605

For discussion of our revenue recognition policy as it relates to revenue transactions accounted for prior to July 1, 2018, which was accounted for under Topic 605, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Revenue Accounting Under Topic 606

In determining the appropriate amount of revenue to be recognized under Topic 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfies each performance obligation.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the nine months ended March 31, 2019, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  As such, the Company has no contract liabilities as of March 31, 2019 and December 31, 2018.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  Such amounts related to contracts with customers are not material as of March 31, 2019 and December 31, 2018.

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

Revenue Accounting Under Topic 842

Durable Medical Equipment Revenue

Equipment Rental Revenue

Under FASB Accounting Standards Codification Topic 842, Leases, (Topic 842) rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis.  Under Topic 842, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the nine months ended March 31, 2019, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $0.7 million as of March 31, 2019 and December 31, 2018.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  Such amounts related to equipment rentals are not material as of March 31, 2019 and December 31, 2018.

We had no balances related to deferred revenue or unbilled revenue related to equipment rentals as of June 30, 2018 as these balances were acquired in September 2018, with our acquisition of the durable medical equipment businesses.

Real Estate Revenue

Rental Revenue

Consistent with the leases of durable medical equipment, the Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease.  Under the terms of the lease, the Company may recover from the tenant certain expenses, including: real estate taxes, insurance and other operating expenses.  The recovery of these expenses is recognized in rental income in the accompanying condensed consolidated statements of operations, in the same periods as the expenses are incurred.  These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

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

On the date of Acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values.  The assessment of fair value initially reported, as of and for the three months ended September 30, 2018, was preliminary as the Company had not finalized its fair value estimates.

During the nine months ended March 31, 2019, the Company obtained and considered additional information related to the assets acquired and liabilities assumed, and recorded measurement period adjustments to the allocation of the purchase price noted below.

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

As a result of the adjustment to net working capital adjustment, $0.2 million in shares of preferred stock in DME Holdings were cancelled and forfeited and the remaining difference between the adjustment and the value of the preferred stock cancelled and forfeited was paid by the sellers to DME Holdings.

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

(in thousands)	As Previously Reported	Adjustment	As Adjusted
Accounts receivable	$5,363	$90	$5,453
Inventories	1,546	-	1,546
Other assets	503	-	503
Fixed assets	852	-	852
Equipment held for rent	8,470	(294)	8,176
Goodwill	46,222	(782)	45,440
Tradename	6,900	-	6,900
Non-compete agreements	1,450	-	1,450
Right of use asset	4,205	-	4,205
Current liabilities	(6,374)	352	(6,022)
Operating lease liabilities	(4,285)	-	(4,285)
Non-controlling interest	(7,265)	-	(7,265)
Net Assets Acquired	$57,587	$(634)	$56,953

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

The $45.4 million of goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired businesses.  Approximately $20.5 million of the goodwill is expected to be deductible for income tax purposes.  This amount is preliminary and subject to change as the provisional estimate is finalized.

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

The Company recognized $2.0 million of acquisition costs that were expensed in the nine months ended March 31, 2019.  These costs are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.  The Company also incurred $0.4 million in costs associated with issuing debt to finance the cost of the acquired businesses, which are debt issuance costs that are amortized over the term of the debt using the effective interest rate method.

The amounts of revenue and net loss of the acquired business included in the Company’s condensed consolidated statement of operations from the date of acquisition through March 31, 2019 is $29.0 million and $0.1 million, respectively.

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

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2019	2018	2019	2018
Revenues	$14,084	$10,939	$44,392	$38,735
Net loss	4,201	(3,027)	(1,217)	(8,679)
Net loss attributable to Great Elm Capital Group	4,236	(3,270)	(1,057)	(8,685)

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

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at March 31, 2019 Corbel holds preferred stock of DME Holdings and a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 11 - Borrowings for additional information on the Corbel Facility and Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Additionally, the Company has a contingent liability to the sellers for $1.0 million, which is included in the current portion of related party payables on the balance sheet.  See Note 4 – Acquisition for additional details.

As a result of measurement period adjustments to the net working capital discussed in Note 4 – Acquisition, $0.2 million in shares of preferred stock in DME Holdings were cancelled and forfeited and the remaining difference between the adjustment and the value of the preferred stock cancelled and forfeited was paid by the sellers to DME Holdings.  During the three months ended March 31, 2019, the Company redeemed $1.5 million in shares of preferred stock in DME Holdings from Corbel.

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

The following tables summarize activity and outstanding balances between GECC and the Company.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2019	2018	2019	2018
Change in unrealized gain (loss) on investment in GECC recorded in the period	$807	$(1,219)	$(1,927)	$(2,753)
GECC dividends recorded in the period	490	490	1,941	1,862

(in thousands)	March 31, 2019	June 30, 2018
Dividends receivable from GECC	$609	$163
Investment management revenues receivable from GECC(1)	1,085	4,094
(1)

Investment management fees receivable from GECC as of June 30, 2018 include incentive fee receivables of $2.9 million which have been reversed as a result of the adoption of Topic 606 on July 1, 2018.  See Note 2 – Summary of Significant Accounting Policies.

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.

The Company is the beneficial owner of approximately 18.80% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through March 31, 2019; correspondingly, no profits were available to GECC GP Corp. under the profit sharing agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEOF GP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  As the general partner, GEOF GP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEOF GP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through March 31, 2019 no incentive allocations have been made to GEOF GP.

As part of the entry into the investment management business in November 2016, the Company entered into a cost sharing agreements with MAST Capital Management, LLC (MAST Capital) and acquired certain assets from MAST Capital.  In consideration for the assets acquired, GECC GP Corp. issued a senior secured note payable (GP Corp. Note).  In addition, the Company issued warrants to purchase 54,733 shares of the Company’s common stock (MAST Warrants).  During the nine months ended March 31, 2018 the Company paid $0.3 million in non-reimbursable expenses in connection with the cost sharing agreement.  There was no such activity for the nine months ended March 31, 2019 as a result of the separation discussed below.

In September 2017, the Company entered into a separation agreement with MAST.  The separation agreement contemplated, among other things, a reduction in the principal balance of the GP Corp. Note, the termination of the cost sharing agreement and the exchange of the MAST warrants for new warrants to purchase 420,000 shares of the Company’s common stock (New MAST Warrants).  As a result of the separation, $0.5 million of non-vested stock-based compensation was forfeited.  In July 2018, MAST Capital exercised the New MAST Warrants.  MAST Capital is the beneficial owner of approximately 9.6% of the Company’s outstanding common stock as of March 31, 2019.  See Note 11 - Borrowings for additional discussion of the GP Corp. Note and Note 13 – Stockholders’ Equity for additional discussion of the warrant activity.

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

6. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets (in thousands):

(in thousands)	March 31, 2019	June 30, 2018
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(1,308)	(384)
Net carrying amount	$54,717	$55,641

Property and Equipment
Leasehold improvements	$667	$45
Vehicles	188	-
Computer equipment and software	174	-
Furniture and fixtures	300	27
Sleep study equipment	227	-
	1,556	72
Accumulated depreciation	(215)	(31)
Net carrying amount	$1,341	$41

Medical Equipment Held for Rental
Medical equipment held for rental	$12,314	$-
Accumulated depreciation	(3,524)	-
Net carrying amount	$8,790	$-

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2019	2018	2019	2018
Depreciation and amortization	$441	$80	$1,134	$91
Cost of durable medical equipment rentals	1,904	-	4,066	-
Total depreciation expense	$2,345	$80	$5,200	$91

7. Lessor Operating Leases

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

Rental income from real estate leases is summarized in the following table:

(in thousands)	For the three months ended March 31, 2019	For the nine months ended March 31, 2019
Revenues from base rents	$1,150	$3,452
Revenues from additional rental payments	122	736
Total rental revenues	$1,272	$4,188

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the three months ending June 30, 2019	$1,021
For the year ending June 30, 2020	4,120
For the year ending June 30, 2021	4,213
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,420
Thereafter	33,203
Total base rent	$51,289

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

	Fair Value as of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$11,805	$-	$-	$11,805
Restricted investment in GECC	4,440	-	-	4,440
Total assets	$16,245	$-	$-	$16,245
Liabilities:
Contingent consideration liability	$-	$-	$961	$961
Total liabilities	$-	$-	$961	$961

The only recurring fair value measurements at June 30, 2018 was the investment in GECC which did not have any restrictions at that date.  The investment in GECC was valued using Level 1 inputs at June 30, 2018.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three and nine months ended March 31, 2019:

(in thousands)
Balance as of June 30, 2018	$-
Additions	845
Balance as of September 30, 2018	845
Change in fair value	-
Balance as of December 30, 2018	845
Change in fair value	116
Balance as of March 31, 2019	$961

There were no Level 3 assets or liabilities held during the three and nine months ended March 31, 2018.

Contingent consideration is included within the current portion of related party payables in the consolidated balance sheets.  The contingent consideration arrangement requires the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain EBITDA thresholds, as adjusted per the terms of the purchase agreement, are achieved for the 12 months ended December 31, 2018 and 2019.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of September 7, 2018 are as follows: 33.5% volatility and related EBITDA forecasts of the acquired businesses for the twelve months ended December 31, 2018 and 2019.  A fair value of $0.8 million was calculated as of the acquisition date.  The fair value of the contingent consideration increased $0.1 million during the three months ended March 31, 2019 to $1.0 million.  The valuation as of March 31, 2019 utilized a 39.8% volatility rate.  The related charge is included within sales, general and administrative expenses.

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

The Company is the beneficial owner of approximately 18.80% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.  There were no transfers between levels of the fair value hierarchy during the nine months ended March 31, 2019 and 2018.

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

Goodwill of $45.4 million presented on the condensed consolidated balance sheet consists only of the goodwill acquired as part of the acquisition of the durable medical equipment businesses in September 2018.  During the three months ended March 31, 2019 we recognized adjustments to goodwill which correspond to adjustments to provisional amounts assigned to acquired assets and liabilities.  See Note 4 – Acquisition for additional details.  There was no goodwill as of June 30, 2018.

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of March 31, 2019			As of June 30, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$6,900	$(403)	$6,497	$-	$-	$-
Non-compete agreements	1,450	(169)	1,281	-	-	-
	8,350	(572)	7,778	-	-	-

Investment Management
Investment management agreement	3,900	(1,180)	2,720	3,900	(789)	3,111
Assembled workforce	526	(159)	367	526	(106)	420
	4,426	(1,339)	3,087	4,426	(895)	3,531
Real Estate
In-place lease	6,028	(534)	5,494	6,028	(159)	5,869

Total	$18,804	$(2,445)	$16,359	$10,454	$(1,054)	$9,400

Aggregate Amortization Expense:	2019	2018
For the three months ended March 31,	$546	$169
For the nine months ended March 31,	1,391	472

Estimated Amortization Expense:
For the three months ending June 30, 2019	$546
For the year ending June 30, 2020	2,082
For the year ending June 30, 2021	1,938
For the year ending June 30, 2022	1,865
For the year ending June 30, 2023	1,798

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

(in thousands)	March 31, 2019	June 30, 2018
Facilities
Right of use assets	$5,362	$1,521

Current portion of lease liabilities	1,284	336
Lease liabilities, net of current portion	4,351	1,304
Total liabilities	$5,635	$1,640

Weighted-average remaining life	4.3 years	6.3 years
Weighted-average discount rate	11.6%	10.0%

Vehicles
Right of use assets	$84	$-

Current portion of lease liabilities	18	-
Lease liabilities, net of current portion	66	-
Total liabilities	$84	$-

Weighted-average remaining life	3.9 years	n/a
Weighted-average discount rate	12.3%	n/a

Equipment
Right of use assets	$91	$-

Current portion of lease liabilities	31	-
Lease liabilities, net of current portion	60	-
Total liabilities	$91	$-

Weighted-average remaining life	2.8 years	n/a
Weighted-average discount rate	12.5%	n/a

As of March 31, 2019, the Company had remaining right of use assets of $5.5 million and lease liabilities of $5.8 million (consisting of $1.3 million in current portion of lease liabilities and $4.5 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

Operating lease costs are included in the operating expense associated with the business segment leasing the asset on the statements of operations and are included in cash flows from operating activities on the statements of cash flows.  Certain operating leases include variable lease costs which are not material and are included in operating lease costs.  Additional details are presented in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2019	2018	2019	2018
Facilities
Operating lease cost	$527	$84	$1,248	$268
Cash paid for operating leases	530	82	1,229	837

Vehicles
Operating lease cost	$9	$-	$16	$-
Cash paid for operating leases	9	-	16	-

Equipment
Operating lease cost	$20	$-	$20	$-
Cash paid for operating leases	20	-	20	-

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases (in thousands):

(in thousands)
For the three months ending June 30, 2019	$518
For the year ending June 30, 2020	1,855
For the year ending June 30, 2021	1,717
For the year ending June 30, 2022	1,470
For the year ending June 30, 2023	883
For the year ending June 30, 2024	548
Thereafter	418
Total lease payments	$7,409
Imputed interest	(1,599)
Total lease liabilities	$5,810

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

Equipment leases consist of office equipment with original lease terms ranging from 36 to 48 months from the commencement date of each lease and may include an option to extend or purchase at the end of the lease term.  Certain of these leases include additional rental costs for taxes, insurance and additional fees in addition to the base rental costs.

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

11. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	March 31, 2019	June 30, 2018
Corbel Facility	DME Inc. and subsidiaries	$24,232	$-
GP Corp. Note	GECC GP Corp.	3,224	3,224
Total principal		$27,456	$3,224
Unamortized debt issuance cost		(342)	-
Total long-term related party notes payable		27,114	3,224
Less current portion of related party notes payable		(1,326)	-
Related party notes payable, net of current portion		$25,788	$3,224

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	March 31, 2019	June 30, 2018
DME Revolver	DME Inc. and subsidiaries	$7,000	$-
Senior Note	CRIC IT	$52,682	54,161
Subordinated Note	CRIC IT	3,157	2,823
Total principal		$62,839	$56,984
Unamortized debt premiums		3,188	3,131
Unamortized debt discounts and issuance costs		(2,323)	(2,484)
Total long term debt		63,704	57,631
Less current portion of long-term debt		(2,118)	(1,999)
Long term debt, net of current portion		$61,586	$55,632

The Company incurred interest expense of $1.7 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.  The Company incurred interest expense of $4.5 million and $0.4 million for the nine months ended March 31, 2019 and 2018, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the three months ending June 30, 2019	$832
For the year ending June 30, 2020	3,485
For the year ending June 30, 2021	10,652
For the year ending June 30, 2022	3,833
For the year ending June 30, 2023	4,027
For the year ending June 30, 2024	21,901
Thereafter	58,677
Total	$103,407

Outstanding principal on related party borrowings	$27,456
Outstanding principal on other borrowings	62,839
Future interest to be paid-in-kind	13,112
Total future required principal payments	$103,407

Additional details of each borrowing by operating segment are discussed below.

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

The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At March 31, 2019 the interest rate was 12.6%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.3 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ending December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2019	2018	2019	2018
Principal payments	$455	$-	$768	$-
Interest expense	765	-	1,755	-

The DME Revolver had a balance of $7.0 million at March 31, 2019 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on August 30, 2020 and accrue interest at a variable rate of the prime rate plus 0.40% per annum.  At March 31, 2019 the interest rate was 5.9%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  If the DME Revolver is terminated within the first year, a termination fee equal to 3% of the original credit limit will be due.  The Company has classified all borrowings under the DME Revolver as long term in the condensed consolidated balance sheets based on the maturity date of the facility.

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

As of March 31, 2019, the fair value approximates the carrying value for both the Corbel Facility and the DME Revolver.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At March 31, 2019 the interest rate was 5.6%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

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

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2019	2018	2019	2018
Principal payments	$-	$-	$-	$-
Interest expense	44	39	130	173

The Company estimated the fair value of the GP Corp. Note as of March 31, 2019 and June 30, 2018, on a non-recurring basis, using Level 3 inputs.  As of March 31, 2019 and June 30, 2018, the carrying value of the note approximated the fair value.

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

As of March 31, 2019 and June 30, 2018, the fair value approximates the carrying value for both the Senior Note and Subordinated Note.

12. Stockholders’ Equity

Performance Shares (Restricted Stock Awards)

The Company did not grant any restricted stock awards during the three and nine months ended March 31, 2019.  As of March 31, 2019, the Company had 732,909 restricted stock awards that carry both performance and service conditions to vest.  The awards vest over a five-year service period, with the first twenty percent of the award vesting on the first anniversary of the grant, and the remaining award vesting quarterly through November 3, 2021.  In addition, the restricted stock awards are subject to pro-rated forfeiture based on the collection of cumulative fees under the GECC investment management agreement of at least $40 million for the five-year period ended November 3, 2021.

The Company estimates that approximately 579,000 of the restricted stock awards are probable of vesting under the performance condition.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  There were no forfeitures during the nine months ended March 31, 2019.

For the three and nine months ended March 31, 2019, the Company recognized compensation cost totaling a benefit of $0.1 million and of $0.1 million, respectively, associated with the performance-based awards.  For the three and nine months ended March 31, 2018, the Company recognized compensation cost totaling $0.4 million and $0.8 million, respectively, associated with the performance-based awards.

The following table summarizes the Company’s restricted stock award activity as of and through March 31, 2019 (in thousands, except per share amounts):

Restricted Stock Awards and Restricted Stock Units	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	767	$3.92
Granted	186	3.43
Vested	(141)	3.54
Forfeited	-	-
Outstanding at March 31, 2019	812	$3.87

Stock Options

During the nine months ended March 31, 2019, the Company issued 60,000 stock options with an estimated grant date fair value of $0.1 million.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  The assumptions used to value the stock options granted during the nine months ended March 31, 2019 consist of: expected volatilities between 58.9% and 59.2%; no expected dividend yields; risk-free rates between 3.12% and 3.13%; and expected terms between 6.3 and 6.5 years.

The following table summarizes the Company’s option award activity as of and through March 31, 2019 (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	2,676	$4.31	7.44	$70
Options granted	60	3.43
Exercised	(2)	3.20
Forfeited, cancelled or expired	(86)	3.62
Outstanding at March 31, 2019	2,648	$4.32	6.64	$1,514
Exercisable at March 31, 2019	1,694	$4.73	5.56	$880
Vested and expected to vest as of March 31, 2019	2,648	$4.32	6.64	$1,514

During the three and nine months ended March 31, 2019, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.1 million and $0.9 million, respectively.  During the three and nine months ended March 31, 2018, the Company recognized total stock based compensation associated with all restricted stock and stock options of $0.9 million and $3.6 million, respectively.

As of March 31, 2019, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $2.8 million.

Warrants

In July 2018, MAST Capital exercised their outstanding warrants for cash proceeds totaling $1.4 million.  At March 31, 2019, no warrants remained outstanding.

13. Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest and preferred stock of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	March 31, 2019	June 30, 2018
DME Holdings
Preferred stock classified as liability	$3,552	$-
DME Inc.
NCI classified as temporary equity	3,691	-
NCI classified as permanent equity	3,691	-
Total DME Inc.	10,934	-
GECC GP Corp.
NCI classified as permanent equity	(580)	(465)
GE FM Holdings
NCI classified as permanent equity	715	687
Total	$11,069	$222

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2019	2018	2019	2018
DME Holdings
Preferred stock classified as liability	$-	$-	$-	$-
DME Inc.
NCI classified as temporary equity	1	-	59	-
NCI classified as permanent equity	1	-	59	-
Total DME Inc.	2	-	117	-
GECC GP Corp.
NCI classified as permanent equity	(46)	(32)	(116)	(419)
GE FM Holdings
NCI classified as permanent equity	9	4	29	4
Total	$(35)	$(28)	$30	$(415)

Preferred stock in DME Holdings classified as liability

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued 5,266 shares of preferred stock in DME Holdings valued at $1,000 per share at issuance.  In January 2019, as a result of adjustments to the net working capital adjustment to the total consideration for the acquisition, 214 shares of preferred stock were cancelled and forfeited.  In March 2019, the Company redeemed an additional 1,500 shares of preferred stock.  As of March 31, 2019, 3,552 shares of preferred stock in DME Holdings remain outstanding.

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

Under the terms of the preferred stock, DME Holdings must maintain a required level of capitalization.  At the option of the Company, such capitalization is required to be an amount in cash and/or common stock of GECC, net of any debt of DME Holdings, with an aggregate value greater than or equal to 125% of the value of the shares of preferred stock.  After August 31, 2019, at least 100% of the value of the shares of preferred stock must be held in cash.  If at any month end the value of the qualifying assets falls below the required threshold, the Company shall, as promptly as practicable, contribute additional assets to meet the capitalization requirements.  Similarly, if at any month end the value of the qualifying assets exceeds the required threshold, the Company may remove the excess assets.  As of March 31, 2019, the Company contributed to DME Holdings GECC stock valued at approximately $4.4 million.  This investment is classified as restricted investments in the consolidated balance sheet.

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

The Company’s tax provision for the three and nine months ended March 31, 2019 primarily consists of a provision for state taxes and the impact of the intraperiod tax allocation between continuing and discontinued operations. The tax effect of pretax income or loss from continuing operations generally should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. The exception to that incremental approach is that all items (for example, discontinued operations) be considered in determining the amount of tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations. During the three months ended March 31, 2019, the Company incurred a discrete tax charge within discontinued operations associated with the settlement agreement with another party (see Note 17 – Discontinued Operations).  Accordingly, the discontinued operations included a tax provision of $1.2 million and a corresponding benefit of $1.2 million was recognized in the tax provision (benefit) for continuing operations.

15. Segment Information

The Company allocates resources based on four operating segments: durable medical equipment, investment management, real estate and general corporate.

The following tables illustrate results of operations by segment (in thousands):

	For the three months ended March 31, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$11,752	$1,060	$1,272	$(5)	$5	$14,084
Operating costs and expenses:
Cost of durable medical equipment sold and services	(2,633)	-	-	-	-	(2,633)
Cost of durable medical equipment rentals	(1,969)	-	-	-	-	(1,969)
Depreciation and amortization	(371)	(180)	(436)	-	-	(987)
Stock-based compensation(2)	-	(19)	-	(83)	-	(102)
Transaction costs(3)	(7)	-	-	(75)	-	(82)
Other selling, general and administrative	(5,891)	(977)	(131)	(1,824)	(5)	(8,828)
Total operating expenses	(10,871)	(1,176)	(567)	(1,982)	(5)	(14,601)
Other income (expense):
Interest expense	(998)	(47)	(667)	-	-	(1,712)
Other income (expense)	(400)	-	-	1,722	-	1,322
Total other expense, net	(1,398)	(47)	(667)	1,722	-	(390)
Total pre-tax income (loss) from continuing operations	$(517)	$(163)	$38	$(265)	$-	$(907)

	For the three months ended March 31, 2018
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate(5)	General Corporate	Reconciliation to Consolidated Total	Consolidated Total
Revenue:
Total revenue	$-	$(791)	$343	$-	$-	$(448)
Operating costs and expenses:
Depreciation and amortization	-	(136)	(113)	-	-	(249)
Stock-based compensation(2)	-	(618)	-	(300)	-	(918)
Other general and administrative	-	(471)	(21)	(1,429)	-	(1,921)
Total operating expenses	-	(1,225)	(134)	(1,729)	-	(3,088)
Other income (expense):
Interest expense	-	(39)	(186)	-	-	(225)
Other income (expense)	-	-	-	(655)	-	(655)
Total other expense, net	-	(39)	(186)	(655)	-	(880)
Total pre-tax income (loss) from continuing operations	$-	$(2,055)	$23	$(2,384)	$-	$(4,416)

	For the nine months ended March 31, 2019
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$28,995	$2,915	$4,188	$65	$(65)	$36,098
Operating costs and expenses:
Cost of durable medical equipment sold and services	(7,122)	-	-	-	-	(7,122)
Cost of durable medical equipment rentals	(4,229)	-	-	-	-	(4,229)
Depreciation and amortization	(774)	(453)	(1,298)	-	-	(2,525)
Stock-based compensation(2)	-	(601)	-	(343)	-	(944)
Transaction costs(3)	(551)	-	-	(1,534)	-	(2,085)
Other selling, general and administrative	(13,665)	(2,585)	(768)	(4,967)	65	(21,920)
Total operating expenses	(26,341)	(3,639)	(2,066)	(6,844)	65	(38,825)
Other income (expense):
Interest expense	(2,365)	(135)	(1,995)	-	-	(4,495)
Other income (expense)	(380)	-	-	503	-	123
Total other income (expense), net	(2,745)	(135)	(1,995)	503	-	(4,372)
Total pre-tax income (loss) from continuing operations	$(91)	$(859)	$127	$(6,276)	$-	$(7,099)

	For the nine months ended March 31, 2018
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate(5)	General Corporate	Reconciliation to Consolidated Total	Consolidated Total
Revenue:
Total revenue	$-	$3,501	$343	$-	$-	$3,844
Operating costs and expenses:
Depreciation and amortization	-	(449)	(113)	-	-	(562)
Stock-based compensation(2)	-	(2,889)	-	(713)	-	(3,602)
Other selling, general and administrative	-	(3,534)	(21)	(4,032)	-	(7,587)
Total operating expenses	-	(6,872)	(134)	(4,745)	-	(11,751)
Other income (expense):
Interest expense	-	(174)	(186)	-	-	(360)
Other income (expense)	-	13	-	(747)	-	(734)
Total other income (expense), net	-	(161)	(186)	(747)	-	(1,094)
Total pre-tax income (loss) from continuing operations	$-	$(3,532)	$23	$(5,492)	$-	$(9,001)

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

(3)	Transaction costs, which consist of legal and other professional services, are included in selling, general and administrative expense in the consolidated statements of operations.
(4)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.
(5)	Our real estate business began in March 2018 and there was no related activity prior to that date.

The following tables illustrate assets by segment (in thousands):

	As of March 31, 2019
Assets (in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,085	$46	$54,717	$-	$64,848
Identifiable intangible assets, net	7,778	3,087	5,494	-	16,359
Goodwill	45,440	-	-	-	45,440
Other assets	20,776	3,590	1,222	28,111	53,699
Total	$84,079	$6,723	$61,433	$28,111	$180,346

	As of June 30, 2018
Assets (in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$-	$41	$55,641	$-	$55,682
Identifiable intangible assets, net	-	3,531	5,869	-	9,400
Other assets	-	5,878	937	61,690	68,505
Total	$-	$9,450	$62,447	$61,690	$133,587

16. Commitments and Contingencies

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

17. Discontinued Operations

In conjunction with the divesture of its patent licensing business on June 30, 2016, the Company was entitled to receive additional proceeds of up to $10.0 million, subject to adjustment for indemnification for claims of breach of representations or warranties.  On January 21, 2019, we entered into a mutual release and settlement agreement with the purchaser resulting in the release of any indemnifiable liabilities and an incremental cash receipt of $1.5 million.  Prior to the execution of this settlement, the Company had determined that a loss related to final settlement with the purchaser was not realizable or estimable, and therefore had not accrued for any losses; however, the recognition of a portion of proceeds received associated with the former patent licensing business had been deferred pending finalization of all contingencies.  The settlement resulted in a $5.1 million and $5.0 million gain in discontinued operations during the three and nine months ended March 31, 2019, respectively, consisting of the extinguishment of related liabilities of $3.6 million and the receipt of cash of $1.5 million from the purchaser, partially offset by legal fees of $0.1 million during the nine months ended March 31, 2019.  The net income from discontinued operations includes these gains, offset by a tax provision of $1.2 million for the three and nine months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have four business operating segments: durable medical equipment, investment management, real estate, and general corporate.

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

Through our investment management business we manage a business development company, GECC, a credit-focused private fund, Great Elm Opportunities, LP, and separate accounts for an institutional investor.  The combined assets under management of these entities at March 31, 2019 was approximately $225.0 million.

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

We continue to explore other opportunities in the durable medical equipment, investment management and real estate sectors, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital.  As of the date of this report, we have not entered into any firm commitments to make additional acquisitions or investments in any of these areas.

As of June 30, 2018, we had $1.7 billion of net operating loss (NOL) carryforwards for federal income tax purposes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP).  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.  During the period ended March 31, 2019, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as it relates to recurring transactions, except for the impact of our acquisition of the durable medical equipment businesses and the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) as discussed below:

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

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the three and nine months ended March 31, 2019 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty.  Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore does not maintain an allowance for doubtful accounts.

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

Durable Medical Equipment Rental Revenue

Consistent with the lease of real estate assets, the Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis.  Under the Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

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

Revenue Recognition – Adoption of Topic 606

During the nine months ended March 31, 2019, we adopted Topic 606, which affected our revenue recognition methods in the following areas:

In determining the appropriate amount of revenue to be recognized under Topic 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfied each performance obligation.

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

Investment Management Fees Revenue

The Company earns management fees based on the investment management agreement Great Elm Capital Management, Inc. (GECM), one of the Company’s wholly-owned subsidiaries, has with GECC.  The performance obligation is satisfied over time as the services are rendered, since GECC simultaneously receives and consumes the benefits provided as GECM performs services.  Under GECC’s investment management agreement with GECM, the base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets.  The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters.  Management fees are billed quarterly in arrears.

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

Acquisition of Durable Medical Equipment Businesses

The non-recurring transaction in the period ended March 31, 2019 requiring management judgment is the acquisition of the durable medical equipment business.

In September 2018, through its majority-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), the Company acquired an 80.1% interest in Great Elm DME, Inc. (DME Inc.) and its subsidiaries.  The remaining 19.9% ownership interest was issued to the prior owners.  See Note 4 – Acquisition in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Results of Operations

The following discussion is reflective of our four business operating segments.  Two of these segments, real estate and durable medical equipment, commenced operations in March and September 2018, respectively.  Correspondingly, the results of operations for these two segments for the periods presented are not comparable to the corresponding periods ended March 31, 2018.

Durable Medical Equipment Business

The following table provides the results of our durable medical equipment business for the three months ended March 31, 2019 and for the period from the inception of the durable medical equipment business to March 31, 2019 (the inception period).  We began to operate the durable medical equipment business in September 2018 and thus there are no comparable results for those periods.

(in thousands)	For the three months ended March 31, 2019	For the period September 7, 2018 to March 31, 2019
Revenue:
Total revenue	$11,752	$28,995
Operating costs and expenses:
Cost of goods sold	(2,633)	(7,122)
Cost of rentals	(1,969)	(4,229)
Transaction costs	(7)	(551)
Other selling, general and administrative	(5,891)	(13,665)
Depreciation and amortization	(371)	(774)
Total operating expenses	(10,871)	(26,341)
Other income (expense):
Interest expense	(998)	(2,365)
Other income (expense)	(400)	(380)
Total other expense, net	(1,398)	(2,745)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(517)	$(91)

Durable Medical Equipment Revenue

For the three months and inception period ended March 31, 2019, durable medical equipment revenue consisted of $7.4 million and $19.2 million, respectively, in sales of medical equipment and sleep study services and $4.4 million and $9.8 million, respectively, in rentals of medical equipment.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  For the three months and inception period ended March 31, 2019, cost of rentals included $1.9 million and $4.1 million, respectively, of depreciation on medical equipment held for lease with the remaining costs related to maintenance expenses.  For the three months ended March 31, 2019, gross margins remained consistent at 61% as compared to the prior quarter

General and administrative expenses for the three months and inception period ended March 31, 2019 included approximately $4.4 million and $10.0 million, respectively, of payroll and related costs, $0.6 million and $1.5 million, respectively, of rental expenses associated with facility and equipment leases and other administrative costs.  In addition, the Company incurred transaction costs of $0.6 million for the inception period ended March 31, 2019 in connection with the acquisition of the durable medical equipment businesses.  Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.

In addition to the operating costs, we recognized interest expense of $1.0 million and $2.4 million, respectively, for the three months and inception period ended March 31, 2019.  Other income for the three months and inception period ended March 31, 2019 includes dividend income of $0.2 million and $0.6 million, respectively, and unrealized loss of $0.6 million and $1.0 million, respectively, for the portion of the investment in GECC which is restricted as a result of the related party note payable (see “—Borrowings”).  In addition, management and monitoring expenses, which are payable to Great Elm DME Manager, LLC (DME Manager), a subsidiary of the Company in the general corporate segment, and one of the former owners of the durable medical equipment businesses, are included in other income.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based;
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition;
•	Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA – which are (non-GAAP) measurements of our investment management operations; and
•	Dividends and GECC share price ― which determine the return on our investment in GECC shares.

The following table provides the results of our investment management business for the three and nine months ended March 31, 2019 and 2018.

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2019	Percent Change	2018	2019	Percent Change	2018
Revenue:
Total revenue	$1,060	234%	$(791)	$2,915	(17)%	$3,501
Operating costs and expenses:
Stock-based compensation	(19)	(97)%	(618)	(601)	(79)%	(2,889)
Consulting agreement	(178)	2%	(175)	(580)	21%	(480)
Other general and administrative	(799)	170%	(296)	(2,005)	(34)%	(3,054)
Depreciation and amortization	(180)	32%	(136)	(453)	1%	(449)
Total operating expenses	(1,176)		(1,225)	(3,639)		(6,872)
Other income (expense):
Interest expense	(47)	21%	(39)	(135)	(22)%	(174)
Other income (expense)	-	0%	-	-	(100)%	13
Total other expense, net	(47)		(39)	(135)		(161)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(163)		$(2,055)	$(859)		$(3,532)

Investment Management Revenue

For the three and nine months ended March 31, 2019, investment management revenue consisted of $0.7 million in management fees and $0.4 million in administrative fees and $2.2 million in management fees and $0.7 million in administrative fees, respectively.  For the three and nine months ended March 31, 2018, investment management revenue consisted of $0.7 million in management fees and $0.3 million in administrative fees and $1.9 million in management fees and $0.9 million in administrative fees, respectively.  In addition, investment management revenue for the three and nine months ended March 31, 2018 included incentive fees of $(1.8) million and $0.7 million, respectively.  Such incentive fees have not been recognized for the three and nine months ended March 31, 2019 as a result of the change in accounting principle discussed under “Revenue Recognition – Adoption of Topic 606.”

The increase in management fees for the nine months ended March 31, 2019 as compared to the corresponding prior year periods is due to increases in the assets under management at GECC.  The decrease in administrative fees for the nine months ended March 31, 2019 as compared to the corresponding prior year period is the result of reductions in compensation allocated to GECC in connection with the MAST Capital Management, LLC (MAST Capital) separation in the first quarter of fiscal year 2018 and additional staffing changes made through the second half of fiscal year 2018.  The increase in administrative fees for the three months ended March 31, 2019 as compared to the corresponding prior year period is primarily driven by certain one-time costs which are reimbursable to the Company through the administration agreement with GECC.

No incentive fees are recognized in the current year due to the adoption of Topic 606 under US GAAP as of July 1, 2018 which requires certain criteria be met before the Company can recognize fee income.  As a result of this new accounting policy, the incentive fees earned are not recognized until payment is assured and the probability of significant reversal of the fees is eliminated.  See Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Investment Management Costs and Expenses

The changes in operating costs and other expenses for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 are largely attributable to our separation from MAST Capital in September 2017.  The separation resulted in several non-recurring expenses in the period of separation and the restructuring of compensation arrangements for the remaining employees subsequent to the separation as described below:

•

Included in general and administrative expenses for the nine months ended March 31, 2018 are approximately $0.3 million in professional fees and other un-reimbursed costs incurred as a result of the separation process.

•

Compensation arrangements were restructured for remaining employees resulting in a net increase of approximately $0.3 million in stock-based compensation and a net decrease of approximately $0.9 million in salaries and related costs for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018.

•

The Company eliminated the vesting provisions and removed the call rights for GECC GP Corp. stock owned by certain employees of the Company resulting in stock-based compensation expense equal to the estimated fair value of the non-controlling interest in GECC GP Corp. held by those employees of $1.5 million for the nine months ended March 31, 2018.

•

As part of the entry into the investment management business in November 2016, the Company entered into a cost sharing agreement with MAST Capital and acquired certain assets from MAST Capital.  In consideration for the assets acquired, GECC GP Corp. issued a senior secured note payable (the GP Corp. Note).  The principal of the GP Corp. Note was reduced from $10.8 million to $3.3 million resulting in a corresponding decrease in the related interest expense for the three and nine months ended March 31, 2019 as compared to the three and nine months ended March 31, 2018.  In addition, there was a one-time loss of $0.05 million which was recognized in other expense during the nine months ended March 31, 2018.

For the three months ended March 31, 2019, other general and administrative expenses increased as compared to the corresponding prior year period due to one-time costs of approximately $0.2 million in connection with organizational staffing changes in the current quarter and a net reversal of approximately $0.5 million in bonus compensation during the three months ended March 31, 2018.  Stock-based compensation decreased for the three months ended March 31, 2019 as compared to the corresponding prior year period as a result of the reversal of approximately $0.3 million previously accrued for performance-based awards.

Real Estate Business

The following table provides the results of our real estate business for the three and nine months ended March 31, 2019.  We began to operate the real estate business in March 2018 and thus there are no comparable results for the corresponding prior year periods.

(in thousands)	For the three months ended March 31, 2019	Percent Change	For the period March 6, 2018 through March 31, 2018	For the nine months ended March 31, 2019
Revenue:
Total revenue	$1,272	271%	$343	$4,188
Operating costs and expenses:
General and administrative	(131)	524%	(21)	(768)
Depreciation and amortization	(436)	286%	(113)	(1,298)
Total operating expenses	(567)		(134)	(2,066)
Other income (expense):
Interest expense	(667)	259%	(186)	(1,995)
Other income (expense)	-	0%	-	-
Total other expense, net	(667)		(186)	(1,995)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$38		$23	$127

Real Estate Revenue

For the three and nine months ended March 31, 2019, we recognized $1.3 million and $4.2 million of rental revenue from the Property, respectively.  Rental revenue for the period ended March 31, 2018 was $0.3 million and reflects rental revenue from the date of acquisition through period end which was a partial quarter.

Real Estate Costs and Expenses

General and administrative costs primarily consisted of management fees, insurance, real estate taxes and state sales tax expense.  Depreciation and amortization for the three and nine months ended March 31, 2019 includes depreciation on real estate assets of $0.3 million and $0.9 million, respectively, and the amortization of the related intangible asset of $0.1 million and $0.4 million, respectively.  Depreciation and amortization for the inception period ended March 31, 2018 includes depreciation on real estate assets of $0.1 million and amortization of the related intangible asset of less than $0.1 million.

In addition to the operating costs, we recognized interest expense of $0.6 million and net amortization of discount and premium of $0.1 million for the three months ended March 31, 2019 and interest expense of $1.7 million and net amortization of discount and premium of $0.3 million for the nine months ended March 31, 2019 related to the Senior Note and the Subordinated Note (each as defined herein); see Note 11 – Borrowings in the Notes to Condensed Consolidated Financial Statements (Unaudited).  Interest expense was $0.2 million and net amortization of discount and premium was less than $0.1 million for the inception period ended March 31, 2018.

General Corporate

The following table provides the results of our general corporate activities for the three and nine months ended March 31, 2019 and 2018.

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2019	Percent Change	2018	2019	Percent Change	2018
Revenue:
Total revenue	$(5)	(100)%	$-	$65	100%	$-
Operating costs and expenses:
Stock-based compensation	(83)	(72)%	(300)	(343)	(52)%	(713)
Transaction costs	(75)	100%	(703)	(1,534)	100%	(723)
Other general and administrative	(1,824)	151%	(726)	(4,967)	50%	(3,309)
Depreciation and amortization	-	0%	-	-	0%	-
Total operating expenses	(1,982)		(1,729)	(6,844)		(4,745)
Other income (expense):
Interest expense	-	0%	-	-	0%	-
Other income (expense)	1,722	363%	(655)	503	167%	(747)
Total other income (expense), net	1,722		(655)	503		(747)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(265)		$(2,384)	$(6,276)		$(5,492)

General Corporate Revenue

For the three and nine months ended March 31, 2019, all revenue was derived from fees earned by DME Manager, which provides consulting services to DME Inc.  Both DME Manager and DME Inc. were formed in connection with the acquisition of the durable medical equipment businesses in September 2018 and there was no corresponding activity prior to this acquisition.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees and payroll costs in connection with our diligence efforts towards identifying asset and business acquisition opportunities.  For the three and nine months ended March 31, 2019, professional fees in relation to the diligence of such opportunities was $0.1 million and $1.5 million, respectively.  For the three and nine months ended March 31, 2018, such professional fees were $0.7 million and $0.7 million, respectively.  For the three and nine months ended March 31, 2019, there were one-time costs of approximately $0.2 million in connection with organizational staffing changes.

Other Income (Expense)

Other income and expense primarily consisted of dividends and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  A portion of the Company’s investment in GECC has been allocated to the durable medical equipment segment due to collateral requirements of the related party qualified preferred stock issued by DME Holdings in connection with the acquisition of the durable medical equipment businesses.  This resulted in a decrease of $0.2 million and $0.6 million in dividend income, respectively, for the three and nine months ended March 31, 2019 as compared to the corresponding periods ended March 31, 2018.

In addition, the investment in GECC had a net unrealized gain of $1.4 million for the three months ended March 31, 2019 as compared to a net unrealized loss of $1.2 million for the three months ended March 31, 2018.  The net unrealized loss for the nine months ended March 31, 2019 was $0.9 million as compared to a net unrealized loss of $2.8 million for the nine months ended March 31, 2018.

Discontinued Operations

On April 6, 2016, we entered into a purchase and sale agreement with Optis UP Holdings, LLC (Optis) providing for the sale of the entities that conducted our patent licensing business (the Divestiture).  The Divestiture was completed on June 30, 2016.  Activity related to our legacy patent business is reflected in our financial statements as discontinued operations.

In conjunction with the Divesture, the Company was entitled to receive additional proceeds of up to $10.0 million, subject to adjustment for indemnification for claims of breach of representations or warranties.  On January 21, 2019, we entered into a mutual release and settlement agreement with Optis resulting in the release of any indemnifiable liabilities and an incremental cash receipt of $1.5 million.  Prior to the execution of this settlement, the Company had determined that a loss related to final settlement with Optis was not realizable or estimable, and therefore had not accrued for any losses, however, the recognition of a portion of proceeds received associated with the former patent licensing business had been deferred pending finalization of all contingencies.  The settlement resulted in a $5.1 million and $5.0 million gain in discontinued operations during the three and nine months ended March 31, 2019, respectively, consisting of the extinguishment of related liabilities of $3.6 million and the receipt of cash of $1.5 million from Optis, partially offset by legal fees of $0.1 million during the nine months ended March 31, 2019.  The net income from discontinued operations includes these gains, offset by a tax provision of $1.2 million for the three and nine months ended March 31, 2019

Income Taxes

As of June 30, 2018, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.7 billion and $197.0 million, respectively.  The federal NOL carryforwards will expire from 2019 through 2037 with the exception of NOL carryforwards generated in fiscal year 2018 or later which can be carried forward indefinitely.  The state NOL carryforwards will expire from 2019 through 2038.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

The Company’s tax provision for the three and nine months ended March 31, 2019 primarily consists of a provision for state taxes and the impact of the intraperiod tax allocation between continuing and discontinued operations.  The tax effect of pretax income or loss from continuing operations generally should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. The exception to that incremental approach is that all items (for example, discontinued operations) be considered in determining the amount of tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations. During the three months ended March 31, 2019, the Company incurred a discrete tax charge within discontinued operations associated with the settlement agreement with another party.  Accordingly, the discontinued operations included a tax provision of $1.2 million and a corresponding benefit of $1.2 million was recognized in the tax provision (benefit) for continuing operations.

Liquidity and Capital Resources

Cash Flows

Operating cash flows provided by continuing operations for the nine months ended March 31, 2019 were $1.3 million, which includes a gain of $3.8 million from discontinued operations.  The net cash inflow in our continuing operations was primarily the result of our net loss of $2.1 million offset by non-cash charges of $10.3 million.  Additional net cash outflows from operations are attributable to increases in accounts receivable and related party receivable which are partially offset by increases in accounts payable, accrued liabilities and other liabilities.  The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

Operating cash flows used in continuing operations for the nine months ended March 31, 2018 totaled approximately $2.9 million.  The cash used in our continuing operations was primarily the result of increases in receivables from our investment management fees and other related party receivables of $0.9 million and the funding of our operating expenses.

Investing cash flows used in continuing operations for the nine months ended March 31, 2019 were $46.9 million.  The net cash outflow primarily consisted of $41.8 million used in our acquisition of the durable medical equipment businesses in September 2018 and an additional $4.4 million used in subsequent purchases of equipment for rental.

During the nine months ended March 31, 2018, investing cash flows used in continuing operations were $2.4 million, which primarily consisted of the real estate asset acquisition costs.

Financing cash flows provided by continuing operations for the nine months ended March 31, 2019 were $20.0 million.  Approximately $16.1 million and $5.5 million was provided by net proceeds on the note payable from a seller and a revolving line of credit, respectively,  established with the acquisition of the durable medical equipment businesses.  Subsequent to the acquisition, an additional $0.7 million in cash proceeds was drawn from the revolving line of credit. During the nine months ended March 31, 2019 principal payments of $2.3 million were made on long-term debt and related party notes payable.  An additional $1.4 million was provided by the exercise of warrants by MAST Capital in July 2018.

During the nine months ended March 31, 2018, financing cash flows provided by continuing operations were $4.4 million consisting of approximately $4.6 million in proceeds from the exercise of warrants and $0.2 million in principal payments on long-term debt.

Financial Condition

As of March 31, 2019, we had an unrestricted cash balance of $18.6 million.  We also beneficially own 1,966,667 shares of GECC common stock with an estimated fair value of $16.2 million as of March 31, 2019, of which $4.4 million is restricted under the terms of the related party qualified preferred stock issued by DME Holdings in connection with the acquisition of the durable medical equipment businesses.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, issue equity securities and incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Further, during the nine months ended March 31, 2019:

▪	we issued 420,000 shares of our common stock in exchange for cash proceeds of $1.4 million in connection with the redemption of outstanding warrants held by MAST Capital.
▪	we invested $25 million, including transaction expenses, to acquire an 80.1% interest in DME Inc. to launch our durable medical equipment business segment.

Borrowings

As of March 31, 2019, we had a note due to a non-controlling interest holder of DME Inc., Corbel Capital Partners SBIC, L.P. (Corbel), totaling $24.2 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at March 31, 2019, the effective interest rate was 12.59%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.3 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business.

The Company has the option to prepay the borrowings outstanding under the Corbel Facility in whole or in part subject to certain prepayment penalties ranging from 1.0% - 5.0% of the early payment of the principal, based on the time that the Corbel Facility has been outstanding through the first five years of the loan.

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

As of March 31, 2019, we had a credit facility due to Pacific Mercantile Bank totaling $7.0 million that accrues interest at the prime rate plus 0.40% (at March 31, 2019, the effective rate was 5.90%) through maturity on August 30, 2020 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

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

As of March 31, 2019, we had a related party GP Corp. Note due to MAST Capital totaling $3.2 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at March 31, 2019, the effective rate was 5.59%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between GECM and GECC GP Corp. (the Profit Sharing Agreement) that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

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

As of March 31, 2019, we had a senior note due to Wells Fargo Bank Northwest, National totaling $52.7 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of March 31, 2019, we had a subordinated note due to Wells Fargo Bank Northwest, National totaling $3.2 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Subordinated Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

The note agreements for both the Senior Note and the Subordinated Note include negative covenants that restrict the Company’s majority-owned subsidiary, CRIC IT Fort Myers LLC’s (the Property Owner) business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property.  Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes or performance of any material obligations under the note and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the leases and the stock owned by the Company in the Property Owner.
Preferred Stock in Subsidiary

As of March 31, 2019, we had 3,552 shares of preferred stock in DME Holdings outstanding.  The preferred shares provide for a 10% annual dividend, which is payable semi-annually.  The preferred shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or September 7, 2038.  The redemption events include a change in control, initial public offering, liquidation of DME Holdings, or failure to pay dividends.

Contractual Obligations

Our contractual obligations as of March 31, 2019 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Corbel Facility(1)	$36,441	$4,292	$8,089	$24,060	$-
DME Revolver(2)	7,628	452	7,176	-	-
GP Corp. Note payable(3)	4,472	253	493	476	3,250
Senior Note payable	67,187	3,923	8,118	8,524	46,622
Subordinated Note payable	16,270	-	-	-	16,270
Operating Lease Obligations	7,408	1,919	3,285	1,654	550
Preferred stock of subsidiary(4)	6,903	355	710	710	5,128
Total Contractual Obligations	$146,309	$11,194	$27,871	$35,424	$71,820
(1)	Includes estimated interest based on an interest rate of 12.59%, the 3 month LIBOR plus 10% as of March 31, 2019.
(2)	Includes estimated interest based on an interest rate of 5.90%, the prime rate plus 0.40% as of March 31, 2019.
(3)	Includes estimated interest based on an interest rate of 5.59%, the 3 month LIBOR plus 3% as of March 31, 2019.
(4)	Includes estimated dividends based on an annual dividend rate of 10%.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that were not reflected in our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019.  Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K, Item 9A. for the fiscal year ended June 30, 2018, our management concluded that our internal controls over financial reporting were not effective at June 30, 2018.  As of that date, material weaknesses were identified in the principals associated with each component of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework.

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

There were no material changes in our internal control over financial reporting for the quarter ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  In September 2018, we completed the acquisition of an 80.1% interest in DME Inc., and we are currently in the process of evaluating the existing controls and procedures of DME Inc., as well as the steps required to integrate DME Inc. into our internal controls over financial reporting.

We and our board of directors believe that these remediation efforts will result in significant improvements in our control environment.  Notwithstanding the identified material weaknesses and the conclusion that our controls were not effective as of June 30, 2018, management believes that the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.

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

Risks Associated with the Launch of the Durable Medical Equipment Business and the Acquisition of DME Inc.

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

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, the ACA, and the 21st Century Cures Act contain provisions that directly impact reimbursement for the durable medical equipment products provided by DME Inc. These legislative provisions as currently in effect and any changes to such provisions in the future will continue to have a material effect on DME Inc.’s business, financial condition and operating results.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires the Secretary of Health and Human Services to establish and implement programs under which competitive acquisition areas are established throughout the U.S. for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment. The Centers for Medicare and Medicaid Services (CMS), the agency responsible for administering this Medicare program, conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of durable medical equipment. Successful bidders must meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. There are, however, regulations in place that allow non-contracted providers to continue to provide products and services to their existing customers at the new competitive bidding payment amounts. The contracts are expected to be re-bid every three years.

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

CMS announced in July 2018 that it would temporarily suspend its competitive bidding process and that existing contracts would expire on December 31, 2018. Any enrolled Medicare supplier is able to supply durable medical equipment in competitive bidding areas for a period beginning on January 1, 2019.  This period is expected to end on December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

As previously announced, Brent J. Pearson was appointed to serve as the Company’s Interim Chief Financial Officer on February 28, 2019.

On May 9, 2019, in connection with his appointment as Interim Chief Financial Officer, Mr. Pearson entered into an offer letter with the Company (the “Amended Offer Letter”), which amended and restated in its entirety Mr. Pearson’s prior offer letter, dated October 3, 2018, in connection with his appointment as Chief Accounting Officer. Pursuant to the Amended Offer Letter, Mr. Pearson’s compensation consists of (i) an annual base salary of $225,000 (subject to an increase of $25,000 upon Mr. Pearson’s permanent appointment as Chief Financial Officer), (ii) a targeted annual bonus of $50,000 (subject to an increase of $25,000 upon Mr. Pearson’s permanent appointment as Chief Financial Officer) and (iii) subject to approval by the compensation committee of the Company’s board of directors, options to purchase an additional 20,000 shares of the Company’s common stock at an exercise price based on the fair market value on the date such options are awarded, and subject to a five-year vesting schedule (subject to a further award to purchase an additional 20,000 shares of common stock upon Mr. Pearson’s permanent appointment as Chief Financial Officer). In addition, Mr. Pearson will continue to be eligible to participate in the employee benefit plans generally available to the Company’s executive officers, and the Company will reimburse Mr. Pearson for out-of-pocket expenses incurred in connection with the performance of his services under the Amended Offer Letter.

The Amended Offer Letter provides for a severance payment following termination of employment without cause or resignation for good reason consisting of 50% of the annual base salary (subject to an increase to 100% of the annual base salary upon Mr. Pearson’s permanent appointment as Chief Financial Officer). Mr. Pearson will be subject to certain restrictive covenants, including confidentiality and non-solicitation during his employment and for a specified period of time after the termination of his employment.

The foregoing description of the Amended Offer Letter does not purport to be complete and is qualified in its entirety by the full text of the Amended Offer Letter, a copy of which is attached hereto as Exhibit 10.2 to this Quarterly Report.

Item 6. Exhibits.

EXHIBIT INDEX

All references are to filings by GEC, formerly known as Unwired Planet, Inc. (the Registrant) with the SEC under File No. 001-16073.

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

10.1	Great Elm Capital Management, Inc. Amended and Restated Performance Bonus Plan, dated February 6, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2019)

10.2*	Amended and restated offer letter dated May 9, 2019 by and between the Registrant and Brent J. Pearson

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL GROUP, INC.

Date: May 10, 2019	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: May 10, 2019	/s/ Brent J. Pearson
Brent J. Pearson
Interim Chief Financial Officer