Form 10-K
period 2019-06-30
Great Elm Capital Group, Inc.
filed 2019-09-27
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-16073

GREAT ELM CAPITAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3219054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 South Street, Suite 230, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	GEC	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Preferred Stock Purchase Rights		Nasdaq Global Select Market
Units, par value $0.001 per share		Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 31, 2018, was $76,615,337.  Shares of common stock held by persons who are not directors or executive officers, including persons who own more than 5% of the outstanding shares of common stock, are included in that such persons are not deemed to be affiliates for the purpose of this calculation.

The number of shares of the Registrant’s common stock outstanding as of September 5, 2019 was 25,382,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which will be filed with the SEC within 120 days following June 30, 2019, in connection with the Registrant’s 2019 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Form 10‑K.

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

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference contain forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases.  Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct, and we may not achieve the financial results or benefits anticipated.  These forward-looking statements are not guarantees of actual results.  Our actual results may differ materially from those suggested in the forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company (BDC) that we manage through our investment management business;
▪	the dividend rate that GECC will pay;
▪	our ability to continue to develop and grow our durable medical equipment, investment management and real estate businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
▪

competition, mostly from larger, well-financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, and private equity funds;

▪	outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith;
▪	maintaining our contractual arrangements and relationships with third parties;
▪	our ability to attract, assimilate and retain key personnel;
▪	compliance with laws, regulations and orders;
▪	changes in laws and regulations governing our operations; and
▪	other factors described under “Item 1A. Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I

Item 1.  Business.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have four business operating segments: durable medical equipment, investment management, real estate, and general corporate.

Our goal is to build a diversified holding company focused on generating attractive, risk-adjusted returns on investment and long-term value creation.  We intend to accomplish this principally through:

▪	continuous review of acquisitions of businesses, securities and assets that generate attractive risk-adjusted returns and exhibit the potential for significant long-term value creation;
▪	effective use of the skills of our team and our financial resources, including our tax assets, our willingness to create bespoke solutions and our ability to prudently assume risks; and
▪	constant evaluation of the retention and disposition of our operations and holdings.

In recent years, we have made a number of changes in our business:

▪	During the year ended June 30, 2017, we:
▪	established our investment management business and became the investment manager to GECC through our wholly-owned subsidiary Great Elm Capital Management, Inc. (GECM); and
▪	completed a backstopped rights offering for approximately $45.0 million of proceeds, before deducting offering costs.
▪	During the year ended June 30, 2018, we:
▪	commenced our real estate business and determined that it was a separate reportable segment; and
▪	expanded our investment management business with agreements to provide investment management services to separate accounts for an institutional investor.
▪	During the year ended June 30, 2019, we:
▪

launched a new credit focused fund, Great Elm Opportunities Fund I, LP (GEOF), with a mandate to invest across the capital structure in niche, small and middle market opportunities with a catalyst for value-realization;

▪	commenced our durable medical equipment business and determined that it was a separate reportable segment; and
▪	subsequently, expanded our durable medical equipment business through the acquisition of certain operations of Midwest Respiratory Care, Inc.

As of June 30, 2019, we had approximately $1.6 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

Our Durable Medical Equipment Business

In September 2018, we launched our durable medical equipment segment by acquiring two durable medical equipment businesses that specialize in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and provide sleep study services.

Our Investment Management Business

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board of Directors’ (our Board) and employees’ industry expertise.  GECM, our wholly-owned registered investment adviser subsidiary, is an investment adviser providing investment management services to GECC, our largest investment vehicle, as well as GEOF and separate accounts for an institutional investor.  The combined assets under management for these entities as of June 30, 2019 was approximately $273.5 million.

Our BDC, GECC, was established in 2016.  At this time, GECC elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the Investment Company Act).  We own approximately 19.5% of GECC’s shares that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.

GECM earns revenue through investment management agreements with each investment vehicle which provide for management fees, incentive fees and/or administrative fees.  These fees are generally based on assets under management, investment performance and allocable expenses incurred in the administration of these investment vehicles.

Our Real Estate Business

We launched our real estate business in March 2018 with an investment in a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property).  The Property is fully-leased, on a triple-net basis, to a single tenant through March 31, 2030.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Acquisition Program

GEC’s team continues to monitor and identify opportunities in the durable medical equipment, investment management, real estate and other sectors through the acquisition of operating businesses.  In the fiscal year ended June 30, 2019, we evaluated a number of opportunities in these areas.

Competition

We face competition from larger, well financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, private equity funds, sovereign wealth funds and state-owned enterprises.  Government regulation is a key competitive factor for certain industries.

Employees

We had 328 employees as of June 30, 2019, including the 317 employees of our durable medical equipment subsidiaries added during the 2019 fiscal year in connection with the durable medical equipment business acquisitions.

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

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our stockholders may also obtain a printed copy of any of the above documents or reports free of charge by sending a request to Great Elm Capital Group, Inc., 800 South Street, Suite 230, Waltham, MA 02453; Attention: Investor Relations, or by calling (617) 375-3006.

Our corporate headquarters is located at 800 South Street, Suite 230, Waltham, Massachusetts 02453.  Our corporate website address is www.greatelmcap.com.  We are a Delaware corporation that was incorporated in 1994 and completed our initial public offering in 1999.

The contents of the websites referred to above are not incorporated into this filing.

Item 1A.  Risk Factors.

Our business is subject to a number of risks.  You should carefully consider the following risk factors, together with all of the other information included in this report, before you decide whether to invest in our securities.  The following risks are not the only risks we face.  If any of the following risks occurs or continues to occur, our business, financial condition and results of operations could be materially adversely affected.  In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited track record in the investment management, durable medical equipment and real estate businesses, and provide no assurance as to our acquisition and investment program.  We entered the investment management business in November 2016, we entered the real estate business in March 2018, and we entered the durable medical equipment business in September 2018. Accordingly, there is limited historical information about our performance.

We have plans to make significant investments and will continue to explore opportunities in these and other sectors but cannot provide specificity as to our future investments or financing plans.

These and other factors, including the other risk factors described in this report, make it difficult for you and other market participants to value our company and our prospects.  We are unaware of any comparable company that securities analysts can use to benchmark our performance and valuation.  We cannot give any assurance that any of the uncertainties or risk factors in this report will be favorably resolved.

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

The Company continually evaluates its assets and investments relative to other market opportunities in order to maximize shareholder value.  As a result, the Company may purchase new assets or businesses or sell existing assets or businesses at any time.  If such a purchase or sale is not successfully completed, integrated or managed effectively, or does not result in the benefits or cost savings we expect, our business, financial condition or results of operations may be adversely affected.

Because we will consider investments in different industries, you have no basis at this time to ascertain the merits or risks of any business that we may ultimately invest in or seek to acquire.  We are a holding company seeking to acquire assets and businesses.  We are not limited to acquisitions and/or investments in any particular industry or type of business.  Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately invest or the target businesses in which we may ultimately invest or seek to acquire.  We may not properly assess all of the significant risks present in that opportunity.  Even if we properly assess those risks, some of them may be outside of our control or ability to affect.  Except as required under the Nasdaq Stock Market LLC (Nasdaq) rules and applicable law, we will not seek stockholder approval of any investment or acquisition that we may pursue, so you will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction.  Our business, financial condition and results of operations are dependent upon our investments.  Any material adverse change in one of our investments or in a particular industry in which we invest may cause material adverse changes to our business, financial condition and results of operations.  Further, concentration of capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.

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

Our ability to successfully grow our business will be dependent upon the efforts of our key personnel.  The loss of key personnel could negatively impact the operations and profitability of our business.  Our ability to successfully effect our growth strategy is dependent upon the efforts of our key personnel.  The loss of our key personnel could severely negatively impact the operations and profitability of our business.

Increased competition may adversely affect our revenues, profitability and staffing.  All aspects of our business are intensely competitive.  We will compete directly with a number of BDCs, private equity and venture capital funds, financial investment firms and special purpose acquisition companies.  There has been increasing competition from others offering financial services, including services based on technological innovations.  Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled management and employees.  A competitor may be successful in hiring away employees, which may result in us losing business formerly serviced by such employees.  Competition can also increase our costs of recruiting, hiring and retaining the employees we need to effectively operate our business.

Changing conditions in financial markets and the economy could impact us through decreased revenues, losses or other adverse consequences.  Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

▪

Limitations on the availability of credit could affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.  Global market and economic conditions have been disrupted and volatile in the last several years and may be in the future.  Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads.

▪

Should one of our customers, debtors or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease extending credit to us, which could adversely affect our business, funding and liquidity.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.  At June 30, 2019, we had NOL carryforwards of approximately $1.6 billion.  If we are unable to generate sufficient taxable income, we will not be able to fully realize the full amount of the deferred tax asset.  If we are unable to generate sufficient taxable income prior to the expiration of our U.S. federal NOL carryforwards, the NOL carryforwards would expire unused.  Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions.  Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to stockholders’ equity.  In addition, if U.S. federal income tax rates are lowered, we would be required to reduce our net deferred tax asset with a corresponding reduction to earnings during the period.

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

There are conflicts of interest involving MAST Capital Management, LLC (MAST Capital) and its affiliates, that own approximately 7.9% of the Company’s outstanding stock, and are participants in material transactions.  These conflicts of interest, include, among others:

▪	Funds managed by MAST Capital are a significant stockholder and appointed two members of our Board;
▪	Funds managed by MAST Capital owned all of our previously outstanding senior secured notes which we settled in October 2016 for total cash payments of approximately $39.8 million;
▪	Peter A. Reed was a partner in MAST Capital, became our Chief Executive Officer in September 2017, is a member of our Board, Chief Executive Officer of GECC and Chief Investment Officer of GECM;
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

These conflicts of interest may result in arrangements that are not as favorable to us as those available on an arms-length basis.  The significant ownership stake held by certain private investment funds managed by MAST Capital (the MAST Funds) may result in MAST Capital having undue influence over our affairs.  These conflicts of interests may adversely affect the perception of our company, the value of our common stock or the willingness of new investors to invest in us.

The financial services industry is subject to extensive regulation, including recent legislation and new or pending regulation, which may significantly affect our business.  The financial services industry is subject to extensive laws, rules and regulations.  In recent years in particular, there has been significant legislation and increased regulation affecting the financial services industry.  These legislative and regulatory initiatives affect us, our competitors, our managed investment products and our customers.  These changes could have an effect on our revenue and profitability, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect our business.  Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

Firms that engage in securities and derivatives trading and wealth and asset management must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities.  Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.  Regulators will supervise our business activities to monitor compliance with laws, rules and regulations of the relevant jurisdiction.  In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.  The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks.  We and our third-party providers are the subject of attempted unauthorized access, computer viruses and malware, and cyber-attacks designed to disrupt or degrade service or cause other damage and denial of service.  Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals (including criminal hackers, hacktivists, state-sponsored actors, criminal and terrorist organizations, individuals or groups participating in organized crime and insiders) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of computing resources, financial fraud, operational disruption, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons).  Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromises.  There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale.  Legal liability arising from such risks may harm our business.  Many aspects of our business involve substantial risks of liability.

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

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.  In connection with the audit of our consolidated financial statements as of and for the year ended June 30, 2019, we have identified and concluded that we continue to have material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. See Part II, Item 9A in this Form 10-K for more details. While the material weaknesses described in that section creates a reasonable possibility that an error in financial reporting may go undetected, after extensive review and the performance of additional analysis and other procedures, no material adjustments, restatement or other revisions to our previously issued financial statements were required.

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

Catastrophic events (or a combination of events), such as terrorism/sabotage, or fire, as well as deliberate cyber terrorism, could adversely impact our financial performance.  Our business operating segments could be exposed to effects of catastrophic events, such as severe weather conditions, natural disasters, major accidents, acts of malicious destruction, sabotage or terrorism, which could adversely impact our operations and financial performance.

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

Risks Related to Our Durable Medical Equipment Business

Adverse trends in the healthcare industry may negatively affect our investment in Great Elm DME, Inc. (DME Inc.), a supplier of durable medical equipment and services.

The healthcare industry is currently experiencing, among other things:

▪	changes in the demand for and methods of delivering healthcare services;
▪	competition among healthcare providers;
▪	consolidation of large health insurers;
▪	regulatory and government reimbursement uncertainty resulting from the Patient Protection and Affordable Care Act (the ACA) and other healthcare reform laws;
▪	federal court decisions on cases challenging the legality of certain aspects of the ACA;
▪	federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid reimbursement rates;
▪	changes in third-party reimbursement methods and policies; and
▪	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

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

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, the ACA, and the 21st Century Cures Act contain provisions that directly impact reimbursement for the durable medical equipment products supplied by DME Inc. These legislative provisions as currently in effect and any changes to such provisions in the future will continue to have a material effect on DME Inc.’s business, financial condition and operating results.

Further, due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for DME Inc.’s products, amounts eligible for payment under co-insurance arrangements, or reimbursement rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for DME Inc.’s products which, in turn, would adversely affect its, and ultimately our, business, financial condition and results of operations.

The competitive bidding process under Medicare could adversely impact the business and financial condition of DME Inc.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires the Secretary of Health and Human Services to establish and implement programs under which competitive bid areas (CBAs)are established throughout the U.S. for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment. The Centers for Medicare and Medicaid Services (CMS), the agency responsible for administering this Medicare program, conducts a competition for each competitive acquisition area under which suppliers submit bids to supply certain covered items of durable medical equipment. Successful bidders must meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the CBAs. There are, however, regulations in place that allow non-contracted suppliers to continue to provide products and services to their existing customers at the new competitive bidding payment amounts. The contracts are expected to be re-bid every three years.

We continue to monitor developments regarding the implementation of this competitive bidding program, but we are currently unable to predict the outcome of the competitive bidding program on DME Inc. once fully implemented. It is likely that reimbursement rates will continue to fluctuate, thus resulting in payment adjustments which could adversely affect the financial conditions and results of operations of DME Inc.

CMS suspended its competitive bidding process last year and existing contracts expired on December 31, 2018. As of January 1, 2019, there is a temporary gap in the competitive bidding program that is expected to last until December 31, 2020.  The bids the for 2021 competitive bidding program were due on September 18, 2019.

Since 2011, the competitive bidding program has undergone several rounds, awarding contracts to program winners to supply durable medical equipment in competitive bid areas. Certain operating subsidiaries of DME Inc. currently have contracts in Phoenix and Tucson, AZ, as well as Omaha, NE, where it anticipates new competition as a result of the expiration of contracts that could adversely affect the financial conditions and results of operations of DME Inc.

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

▪

its suppliers may encounter financial hardships as a result of unfavorable economic and market conditions unrelated to its demand for components, which could inhibit their ability to fulfill orders and meet DME Inc.’s requirements;

▪

suppliers may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing components that could negatively affect the performance or safety of DME Inc.’s products or cause delays in the supplying of DME Inc.’s products to its customers;

▪	newly identified suppliers may not qualify under the stringent quality regulatory standards to which DME Inc.’s business is subject;
▪

DME Inc. or its suppliers may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, DME Inc. or its suppliers may have excess or inadequate inventory of materials and components;

▪	DME Inc. may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;
▪	DME Inc. may experience delays in delivery by its suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from DME Inc. or their other customers;
▪	DME Inc. or its suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of its systems;
▪

DME Inc.’s suppliers may be subject to allegations by other parties of misappropriation of proprietary information in connection with their supply of products to DME Inc., which could inhibit their ability to fulfill DME Inc.’s orders and meet its requirements;

▪	fluctuations in demand for products that DME Inc.’s suppliers manufacture for others may affect their ability or willingness to deliver components to DME Inc. in a timely manner;
▪	DME Inc.’s suppliers may wish to discontinue supplying components or services to DME Inc.; and
▪	DME Inc. may not be able to find new or alternative components or reconfigure its system and manufacturing processes in a timely manner if the necessary components become unavailable.

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

Federal false claims laws prohibit any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback and self-referral laws and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. In addition, the recently enacted ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of DME Inc.’s business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on its business, business relationships, reputation, financial condition and results of operations.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Certain states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If DME Inc.’s operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, it, and potentially we, may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restricting of DME Inc.’s operations. Any penalties, damages, fines, curtailment or restructuring of DME Inc.’s operations could harm its ability to operate its business, and ultimately our financial results. Any action against DME Inc. for violation of these laws, even if successfully defended against, could cause DME Inc. to incur significant legal expenses and divert its management’s attention from operation of its business. Moreover, achieving and sustaining compliance with applicable federal and state fraud and abuse laws may prove costly.

Risks Related to Our Investment Management Business

Our investment management agreements may be terminated.  The investment management agreements (IMAs) we have through GECM with various pooled investment vehicles, such as GECC, may be cancelled at the applicable counterparty’s discretion upon certain notice or upon the occurrence of certain events.  We do not control the boards of directors of such pooled investment vehicles, and they may cancel our respective IMAs at their discretion without making any termination payment to us.  GECM’s investment performance is a key element of retaining this business.  We have recorded an intangible asset attributable to the IMAs that is being amortized over a 15-year economic life even though the IMAs are cancellable by the respective counterparties.

Difficult or changing market conditions can adversely affect our investment management business in many ways, by reducing the value or performance of our funds (including our invested funds and funds invested by third parties) or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our income and cash flow and adversely affect our financial condition.  The build-out of our investment management business is affected by conditions in the financial markets and economic conditions and events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and regulations, market perceptions and other factors.

Adverse changes could lead to a reduction in investment income, losses on our own capital invested and lower revenues from investment management fees.  Such adverse changes may also lead to a decrease in new capital raised and may cause investors to withdraw their investments and commitments.  Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce investment management revenues and assets under management and result in reputational damage that may make it more difficult to attract new investors or retain existing investors.

In July 2017, the head of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. As a result of this transition, interest rates on financial instruments tied to LIBOR, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. If LIBOR ceases to exist, GECC may need to renegotiate outstanding loans to its portfolio companies which extend beyond 2021, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. As such, the potential effect of any such event on our cost of capital and investment income cannot yet be determined.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to execute our growth plans.  If we are deemed to be an investment company under the Investment Company Act, we will be subject to additional regulatory requirements and our activities may be restricted, including:

▪	restrictions on the nature of our investments;
▪	limitations on our ability to borrow;
▪	prohibitions on transactions with affiliates; and
▪	restrictions on the issuance of securities.

Each of these may make it difficult for us to run our business.  In addition, the law may impose upon us burdensome requirements, including:

▪	registration as an investment company and subsequent regulation as an investment company;
▪	adoption of a specific form of corporate structure; and
▪	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.  Though we do not believe that our principal activities will subject us to the Investment Company Act, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense and attention from management for which we have not accounted.

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

Risks Related to Our Real Estate Business

Our initial investment through our real estate business includes the Property leased pursuant to a long-term triple net lease and the failure of the tenant to satisfy its obligations under the lease may adversely affect the condition of the Property or the results of our real estate business segment.  Because the Property is leased pursuant to a long-term triple net lease, we depend on the tenant to pay all insurance, taxes, utilities, common area maintenance charges, maintenance and repair expenses and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, including any environmental liabilities resulting from the tenant’s failure to comply with applicable environmental laws.  There are no assurances that the tenant will have sufficient assets and income to enable it to satisfy its payment obligations to us under the lease.  The inability or unwillingness of the tenant to meet its rent obligations could materially adversely affect the business, financial position or results of operations of our real estate business segment.  Furthermore, the inability or unwillingness of the tenant to satisfy its other obligations under the lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Property.  Our triple net lease agreement requires that the tenant maintains comprehensive liability and all risk property insurance.  However, there are certain types of losses (including losses arising from environmental conditions or of a catastrophic nature, such as earthquakes, hurricanes and floods) that may be uninsurable or not economically insurable.  Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the Property after such property has been damaged or destroyed.  In addition, if we experience a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the Property as well as the anticipated future cash flows from the Property.

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

We may face potential difficulties or delays renewing leases or re-letting space.  We currently derive all of our real estate business income from rent received from a single tenant in connection with our initial investment in two Class A office buildings in Fort Myers, FL.  If the tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.  Also, in the event that the tenant does not renew the lease, we may not be able to re-let the space or there could be a substantial delay in re-letting the space.  Even if the tenant decides to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions, may be less favorable to us than the current lease term.

We face potential adverse effects from a tenant’s bankruptcy or insolvency.  The bankruptcy or insolvency of a tenant may adversely affect the income produced by our property, or by any properties we may own in the future.  Our tenant could file for bankruptcy protection or become insolvent in the future.  A bankrupt tenant may reject and terminate its lease with us.  In such case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease.  This shortfall could adversely affect our cash flow and results of operations.

We face possible risks associated with the physical effects of climate change.  The physical effects of climate change could have a material adverse effect on our properties, and consequently on our operations and business.  For example, we have two Class A office buildings located in southern Florida; to the extent climate change causes changes in weather patterns, that geographic area could experience increases in storm intensity and rising sea-levels.  Over time, these conditions could result in declining demand for office space in our office buildings or our inability to operate the buildings at all.  Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, or by increasing the cost of energy at our properties.  There can be no assurance that climate change will not have a material adverse effect on our property, operations or business.

We depend upon personnel of our property managers.  We do not have any internal real estate management capacity.  We depend, and will depend in the future, on our property managers and their personnel to efficiently manage the day-to-day operations at certain of our properties; any difficulties our property managers encounter in hiring, training and retaining skilled personnel may adversely affect the income produced by our properties.

Risks Relating to Our Common Stock

Our common stock is subject to transfer restrictions.  We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our amended and restated certificate of incorporation (our certificate of incorporation) contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of our common stock and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  The restriction will remain until the earliest of (1) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended or any successor statute if our Board determines that the restriction on transfer is no longer necessary or desirable for the preservation of tax benefits, (2) the close of business on the first day of a taxable year as to which our Board determines that no tax benefits may be carried forward, (3) such date as our Board may fix for expiration of transfer restrictions and (4) January 29, 2028.  The restriction may be waived by our Board on a case-by-case basis.  You are advised to carefully monitor your ownership of our common shares and consult your own legal advisors to determine whether your ownership of our common shares approaches the proscribed level.

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

We may issue additional shares of common stock or shares of our preferred stock to obtain additional financial resources, as acquisition currency or under employee incentive plans.  Any such issuances would dilute the interest of our stockholders and likely present other risks.  Our certificate of incorporation authorizes our Board to issue shares of our common stock or preferred stock from time to time in their business judgement up to the amount of our then authorized capitalization.  We may issue a substantial number of additional shares of our common stock and may issue shares of our preferred stock.  These issuances:

▪	may significantly dilute your equity interests;
▪	may require you to make an additional investment in us or suffer dilution of your equity interest;
▪	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded to our common stock;
▪	could cause a change in control if a substantial number of shares of our common stock are issued;
▪	may affect, among other things, our ability to use our NOL carry forwards and could result in the resignation or removal of our present officers and directors; and
▪	may adversely affect prevailing market prices for our common stock.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.  Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease office space for our principal executive offices in Waltham, Massachusetts where our general corporate, investment management and real estate businesses operate.  Our lease is non-cancellable through September 2024.

In addition, we lease various facilities for our durable medical equipment businesses which are summarized in the table below and have various expiration dates between 2019 and 2026.  Certain office locations may also include warehouse and retail sales space.  Facilities in the Southwest region are primarily in Arizona; the Northwest region includes facilities in Alaska, Oregon and Washington and the Midwest region includes facilities in Iowa, Kansas and Nebraska.

Region	Type	Number of Facilities	Aggregate Square Footage
Southwest	Office - DME Inc. Headquarters	1	11,762
	Office	9	40,530
	Sleep Labs	8	22,473
Northwest	Office	7	32,451
Midwest	Office	5	21,502
	Sleep Labs	1	3,196

Real Estate Business

Through our real estate business we own a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property).  The Property is fully-leased, on a triple-net basis, to a single tenant through March 31, 2030.  The Company does not have any operations at this location.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “GEC”.

Record Holders

As of August 26, 2019, there were 154 record holders of our common stock.

Dividends

We do not currently intend to pay dividends on our common stock.  The payment of dividends in the future is subject to the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the outstanding shares of common stock and the ability of persons or entities now owning 5% or more of the outstanding shares of common stock from acquiring additional common shares.  We also have a tax benefits preservation rights plan that restricts ownership of 4.99% or more of our outstanding shares of common stock.  Persons that owned more than 4.99% of our common stock when the rights plan was adopted were grandfathered as to their then-current holdings of our common stock.  Our Board has granted limited waivers to certain investors to own more than 4.9% of our common stock, including the MAST Funds and Imperial Capital Asset Management, LLC (Imperial Capital).  As of the date of this report, the MAST Funds and their affiliates and Imperial Capital and its affiliates own approximately 7.9% and 8.9%, respectively, of the outstanding shares of our common stock.  Ownership information is based on information in publicly available filings.

Stock Purchases

None.

Performance Graph

Based on $100 invested on June 30, 2014 in stock or index, including reinvestment of dividends through the fiscal year ended June 30, 2019.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth selected consolidated statements of operations, revised to reflect discontinued operations as of, and for the following fiscal years:

	For the years ended June 30,
(in thousands except per share data)	2019	2018	2017	2016	2015
Net revenues(1)	$51,180	$5,935	$4,927	$-	$-
Cost of sales	17,261	-	-	-	-
Operating expenses	38,223	16,404	9,532	9,835	8,040
Operating income (loss) from continuing operations	(4,304)	(10,469)	(4,605)	(9,835)	(8,040)
Loss from continuing operations, before income taxes	(9,050)	(11,670)	(18,650)	(14,543)	(12,032)
Provision for (benefit from) income taxes	2,182	329	1,210	5,103	(164)
Loss from continuing operations	(6,868)	(11,341)	(17,440)	(9,440)	(12,196)
Discontinued operations:
Total income (loss) from discontinued operations, net of tax	3,736	(165)	2,203	18,862	(29,563)
Net income (loss)	$(3,132)	$(11,506)	$(15,237)	$9,422	$(41,759)
Less: net loss attributable to non-controlling interest	(224)	(439)	(30)	-	-
Net income (loss) attributable to Great Elm Capital Group, Inc.	$(2,908)	$(11,067)	$(15,207)	$9,422	$(41,759)
Basic and diluted income (loss) per share
Continuing operations	$(0.26)	$(0.45)	$(1.06)	$(1.00)	$(1.31)
Discontinued operations	0.15	(0.01)	0.13	2.00	(3.17)
Net income (loss) per share	$(0.11)	$(0.46)	$(0.93)	$1.00	$(4.48)
Shares used in computing basic and diluted income (loss) per share:	25,210	24,277	16,433	9,412	9,332
(1)

Revenue for sales of products or services recognized in the year ended June 30, 2019 was accounted for under Topic 606, Revenue from Contracts with Customers, (Topic 606) and revenue for sales of products or services recognized in the previous years was accounted for under Topic 605, Revenue Recognition, as discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

The following table sets forth selected consolidated balance sheets, revised to reflect discontinued operations as of, and for the following fiscal years:

	As of June 30,
(in thousands)	2019	2018	2017	2016	2015
Cash, cash equivalents and restricted cash	$12,830	$43,540	$45,894	$80,711	$73,755
Investments(1)	17,110	18,172	20,886	-	11,713
Real estate assets, net	54,411	55,641	-	-	-
Property and equipment, net	1,367	41	41	-	110
Equipment held for rental, net	9,140	-	-	-	-
Identifiable intangible assets, net	17,576	9,400	4,102	-	-
Goodwill	50,397	-	-	-	-
Total assets	182,726	133,587	76,694	80,897	88,884
Liabilities related to discontinued operations	-	3,608	3,608	7,354	30,067
Lease liabilities(2)	6,533	1,640	2,061	-	-
Long term debt	63,794	57,631	3,174	33,786	29,874
Related party notes payable	30,368	3,224	-	-	-
Equipment financing debt	1,475	-	-	-	-
Stockholders' equity	65,082	64,586	66,216	36,821	23,504
(1)	Includes short and long-term investments.
(2)

For accounting principles generally accepted in the United States of America (US GAAP) reporting purposes, we implemented ASC 842, Leases, effective July 1, 2016, utilizing practical expedients related to contracts containing leases in the years prior to June 30, 2017.  As a result, no adjustment has been made to the balance sheet data as presented as of June 30, 2016 and 2015 not presented in the accompanying consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is a supplement to, and should be read in conjunction with, and is qualified entirely by, our consolidated financial statements (including Notes to the Consolidated Financial Statements) and the other consolidated financial information appearing elsewhere in this report.  Some of the information in this discussion and analysis includes forward-looking statements that involve risk and uncertainties.  Actual results and timing of events could differ from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion and analysis omits discussion of fiscal year 2017.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for a discussion of fiscal year 2017.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have four business operating segments: durable medical equipment, investment management, real estate, and general corporate.

For additional information see “Item 1. Business.”

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

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the patient customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under US GAAP.  This includes the Company’s contingent consideration liability related to the initial durable medical equipment acquisition which is fair valued using unobservable inputs, including volatility, weighted-average cost of capital and related EBITDA forecasts of the acquired businesses.  These unobservable inputs are classified as level 3 under the fair value hierarchy within US GAAP.

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations.  Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  We perform our annual impairment test on the first day of the fiscal fourth quarter.  The Company’s $50.4 million of goodwill was acquired in conjunction with the acquisitions of the durable medical equipment businesses during the fiscal year ended June 30, 2019 and at the time of recognition the fair value of such goodwill was equal to its carrying value.  This goodwill has been recorded within our durable medical equipment reporting unit.  Based on our annual impairment test as of April 1, 2019 the fair value of the durable medical equipment reporting unit exceeded the carrying value by 14.5% and no impairment occurred.  The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and the valuations and prices of comparable businesses.  The discount rate used in this analysis was 14.0%.

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

The transaction price on both equipment sales and sleep studies is the amount that the Company expects to receive in exchange for the goods and services provided.  Due to the nature of the durable medical equipment business, billing adjustments customarily occur during the collections process when explanations of benefits are received by Payors, and as amounts are deferred to secondary Payors or to patient responsibility.  As such, we constrain the transaction price for the difference between the amounts billed and what we believe we will collect from Payors and from patients.  The transaction price therefore is predominantly based on contractual payment rates determined by the Payors.  The Company does not generally contract with uninsured customers.  We determine our estimates of billing adjustments based upon contractual agreements, our policies and historical experience.  While the rates are fixed for the product or service with the customer and the Payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, from the patient customer.  The Company includes in the transaction price only the amount that the Company expects to be entitled, which is substantially all of the Payor billings at contractual rates.  Due to the fact that we do not typically perform credit checks on patient customers aside from verifying insurance coverage, the transaction price is initially constrained by the amount of customer co-payments we estimate will not be collected.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the year ended June 30, 2019, relating to prior periods.

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

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled sales and service revenue recognized is based on historical trends and estimates of future collectability.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the year ended June 30, 2019, relating to prior periods.

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

Real Estate Revenue

Rental Revenue

Consistent with the leases of durable medical equipment, the Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease.  Under the terms of the lease, the Company may recover from the tenant certain expenses, including: insurance and other operating expenses.  For all expenses that are paid by the Company and reimbursed by the tenant, the recovery of these expenses is recognized in rental income in the accompanying consolidated statements of operations, in the same periods as the expenses are incurred.  These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

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

The Company has established a valuation allowance for its deferred tax assets that are not recoverable from taxable temporary differences because the Company is unable to conclude that future utilization of a portion of its NOL carryforwards and other deferred tax assets is more likely than not.

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

Results of Operations

The following discussion is reflective of our four business operating segments: durable medical equipment, investment management, real estate and general corporate.  Real estate and durable medical equipment commenced operations in March and September 2018, respectively.  Correspondingly, the results of operations for the period ended June 30, 2019 for each of these segments is not comparable to the corresponding periods ended June 30, 2018.

The following table provides the results of our consolidated operations for the years ended June 30, 2019, 2018 and 2017:

	For the years ended June 30,
	2019	Percent Change	2018	Percent Change	2017
Revenue:
Total revenue	$51,180	762%	$5,935	20%	$4,927
Operating costs and expenses:
Cost of goods sold	(11,463)	100%	-	-%	-
Cost of rentals	(5,798)	100%	-	-%	-
Other selling, general and administrative	(34,540)	126%	(15,280)	66%	(9,192)
Depreciation and amortization	(3,683)	228%	(1,124)	231%	(340)
Total operating expenses	(55,484)		(16,404)		(9,532)
Operating income (loss)	(4,304)		(10,469)		(4,605)
Other income (expense):
Interest expense	(6,250)	484%	(1,071)	(83)%	(6,321)
Other income (expense)	1,504	(1257)%	(130)	(98)%	(7,724)
Total other expense, net	(4,746)		(1,201)		(14,045)
Total pre-tax income (loss) from continuing operations	$(9,050)		$(11,670)		$(18,650)

Revenues

Revenues for the year ended June 30, 2019 included $41.9 million from the durable medical equipment business, $3.8 million from the investment management business and $5.5 million from the real estate business, while revenues for the year ended June 30, 2018 included $4.1 million from the investment management business and $1.9 million from the real estate business.  Revenues from the year ended June 30, 2017 included $4.9 million from the investment management business.  The increase in total revenue for the year ended June 30, 2019 as compared to the years ended June 30, 2018 and June 30, 2017 are primarily attributable to the acquisition of the real estate business in the third quarter of fiscal year 2018 and the acquisition of the durable medical equipment business in the first quarter of fiscal year 2019.

Operating costs and expenses

The increase in operating costs for the year ended June 30, 2019 as compared to the year ended June 30, 2018 is primarily attributable to the additional costs associated with the durable medical equipment business, including cost of goods sold and cost of rentals, as well as the general and administrative costs of the durable medical equipment business, depreciation on fixed assets and amortization of the intangible assets associated with the durable medical equipment business.  The increase in operating costs for the year ended June 30, 2018 as compared to the year ended June 30, 2017 is primarily attributable to increased compensation costs in connection with the investment management business.  In addition, for the year ended June 30, 2017, the general corporate business received a one-time reimbursement associated with the formation of GECC of approximately $3.0 million resulting in lower expenses for that year.

Other income (expense)

Interest expense increased for the year ended June 30, 2019 as compared to the year ended June 30, 2018 due to increased borrowings related to our acquisitions in the third quarter of fiscal year 2018 and in the first quarter of fiscal year 2019.  Interest expense decreased for the year ended June 30, 2018 as compared to the year ended June 30, 2017 due to additional costs incurred in retiring senior notes during the 2017 fiscal year.  Other income and expense primarily consisted of dividend income and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.

Durable Medical Equipment

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business for the period from its inception in September 2018 to June 30, 2019 (the DME inception period).  We began to operate the durable medical equipment business in September 2018 and thus there are no comparable results prior to that date.

(in thousands)	For the period September 7, 2018 to June 30, 2019
Revenue:
Total revenue	$41,880
Operating costs and expenses:
Cost of goods sold	(11,463)
Cost of rentals	(5,798)
Transaction costs	(551)
Other selling, general and administrative	(20,260)
Depreciation and amortization	(1,323)
Total operating expenses	(39,395)
Operating income (loss)	2,485
Other income (expense):
Interest expense	(3,415)
Other income (expense)	(177)
Total other expense, net	(3,592)
Total pre-tax income (loss) from continuing operations	$(1,107)

Durable Medical Equipment Revenue

For the DME inception period, durable medical equipment revenue consisted of $27.3 million in sales of medical equipment and sleep study services and $14.6 million in rentals of medical equipment.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  For the DME inception period, cost of rentals included $5.6 million of depreciation on medical equipment held for lease with the remaining costs related to maintenance expenses.

Other selling, general and administrative expenses for the DME inception period included approximately $14.4 million of payroll and related costs, $1.5 million of rental expenses associated with facility and equipment leases, and other administrative costs.  In addition, the Company incurred transaction costs of $0.6 million for the DME inception period in connection with the acquisition of the durable medical equipment businesses.  Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.

In addition to the operating costs and expenses, we recognized interest expense of $3.4 million for the DME inception period.  Other income (expense) for the DME inception period ended June 30, 2019 includes dividend income of $0.7 million and realized loss of $0.9 million for the portion of the investment in GECC which had been restricted in connection with the Great Elm DME Holdings, Inc. (DME Holdings) preferred shares issued at inception of the durable medical equipment business in September 2018 (see Note 13 - Non-Controlling Interests and Preferred Stock of Subsidiary in the accompanying Notes to the Consolidated Financial Statements).  In addition, management and monitoring expenses, which are payable to Great Elm DME Manager, LLC (DME Manager), a subsidiary of the Company in the general corporate segment, and one of the former owners of the durable medical equipment businesses, are included in other expense.

Investment Management

The key metrics of our investment management business include:

▪	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based
▪	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition

The following table provides the results of our investment management business for the years ended June 30, 2019 and 2018:

	For the years ended June 30,
(in thousands)	2019	Percent Change	2018
Revenue:
Total revenue(1)	$3,841	(6)%	$4,085
Operating costs and expenses:
Stock-based compensation	(521)	(85)%	(3,487)
Consulting agreement	(763)	11%	(688)
Other general and administrative	(2,741)	(32)%	(4,031)
Depreciation and amortization	(631)	8%	(585)
Total operating expenses	(4,656)		(8,791)
Operating income (loss)	(815)		(4,706)
Other income (expense):
Interest expense	(180)	(17)%	(217)
Other income (expense)	-	(100)%	13
Total other expense, net	(180)		(204)
Total pre-tax income (loss) from continuing operations	$(995)		$(4,910)
(1)

Investment management revenues are net of incentive fee reversals determined based upon a hypothetical liquidation of net assets at period end.  The incentive fee reversals are primarily related to the conversion of Avanti Communications Group plc (Avanti) third lien notes, an investment owned by GECC, to common equity.

Investment Management Revenue

Investment management revenues include management fees and administration fees related to the management of GECC.  For the year ended June 30, 2018, investment management revenues also included incentive fees from the management of GECC.  As a result of the adoption of Topic 606 on July 1, 2018, incentive fees were not recognized for the year ended June 30, 2019.  See Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

For the years ended June 30, 2019 and 2018, we recognized $3.0 million and $2.6 million, respectively, of management fee revenue and $0.9 million and $1.3 million, respectively, of administration fee revenue.  The increase in management fee revenue for the year ended June 30, 2019 as compared to the year ended June 30, 2018 is primarily attributable to an increase in the average assets on which such fees are calculated.  Administration fees for the year ended June 30, 2018 included one-time costs associated with organizational restructuring and staffing changes at the Company which increased the costs on which the administration fees are based.

Investment Management Costs and Expenses

Other general and administrative costs consist primarily of payroll and related costs, excluding stock-based compensation, professional fees, facilities and other overhead costs.  For the years ended June 30, 2019 and 2018, facilities costs were $0.2 million and $0.3 million, respectively.  The year over year decrease is primarily attributable to the Company moving to lower cost office space in October of 2017, as well as growth of the general corporate business resulting in lower allocation of shared expenses for the investment management business.  Other overhead costs have remained consistent at approximately $0.3 million for each year.

Professional fees were less than $0.1 million for the year ended June 30, 2019; however, for the year ended June 30, 2018, professional fees were $0.2 million as a result of non-recurring costs incurred in connection with the September 2017 separation from MAST Capital (MAST Separation).

For the years ended June 30, 2019 and 2018, payroll and related costs, excluding stock-based compensation, were approximately $2.3 million and $3.2 million, respectively.  The decrease in payroll and related costs for the year ended June 30, 2019 as compared to the year ended June 30, 2018 is primarily attributable to the growth of the Company resulting in approximately $0.8 million in allocations of certain management personnel costs to the other business segments.

The decrease in stock-based compensation for the year ended June 30, 2019 as compared to the year ended June 30, 2018 is primarily attributable to certain non-recurring costs recognized in connection with the MAST Separation. These non-recurring costs include:

▪

the elimination of the vesting provisions and call rights for the GECC GP Corp. stock owned by certain employees of the Company resulting in stock-based compensation expense equal to the estimated fair value of the non-controlling interest in GECC GP Corp. held by those employees of $1.5 million; and

▪

the restructuring of compensation arrangements for remaining employees resulting in higher stock-based compensation awarded in lieu of reductions in salaries for those employees.  For the year ended June 30, 2019 these increases were partially offset by reversals of previously accrued stock-based compensation due to updated estimates related to the vesting criteria for certain performance-based awards.

GECM has a consulting agreement with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.  The increase in the costs associated with this consulting agreement for the years ended June 30, 2019 and 2018 are consistent with the corresponding increases in management fee revenue for the same periods.

Real Estate

The key metrics of our real estate business include rental revenues, depreciation on rental properties and interest expense on the related debt.

The following table provides the results of our real estate business for the year ended June 30, 2019 and the period from its inception in March 2018 to June 30, 2018 (the RE inception period):

(in thousands)	For the year ended June 30, 2019	Percent Change	For the period March 6, 2018 to June 30, 2018
Revenue:
Total revenue	$5,459	195%	$1,850
Operating costs and expenses:
General and administrative	(884)	136%	(375)
Depreciation and amortization	(1,729)	221%	(538)
Total operating expenses	(2,613)		(913)
Operating income (loss)	2,846		937
Other income (expense):
Interest expense	(2,655)	211%	(854)
Other income (expense)	-	-%	-
Total other expense, net	(2,655)		(854)
Total pre-tax income (loss) from continuing operations	$191		$83

Real Estate Revenue

For the year ended June 30, 2019 and the RE inception period, we recognized $5.5 million and $1.9 million of rental revenue in connection with our recently acquired Class A office buildings in Fort Myers, Florida.  The increase in revenue is due to having a full year of operations for the year ended June 30, 2019 as compared to approximately four months for the RE inception period.

Real Estate Costs and Expenses

Our real estate business’ costs primarily consist of management fees, insurance and state sales tax, depreciation of real estate assets and the amortization of the in-place lease intangible assets.  For the year ended June 30, 2019 and the RE inception period depreciation was $1.2 million and $0.4 million, respectively, and amortization was $0.5 million and $0.2 million, respectively.  In addition, we incurred $2.7 million and $0.9 million, respectively, of interest expense in connection with the Senior Note and Subordinated Note (each as defined herein) for the year ended June 30, 2019 and the RE inception period.  Increases in the current year as compared to the prior period are due to having a full year of operations.

General Corporate

The following table provides the results of our general corporate business for the years ended June 30, 2019 and 2018:

	For the years ended June 30,
(in thousands)	2019	Percent Change	2018
Revenue:
Total revenue	$123	100%	$-
Operating costs and expenses:
Stock-based compensation	(457)	(51)%	(938)
Transaction costs	(1,582)	39%	(1,136)
Other general and administrative	(6,904)	49%	(4,625)
Depreciation and amortization	-	(100)%	(1)
Total operating expenses	(8,943)		(6,700)
Operating income (loss)	(8,820)		(6,700)
Other income (expense):
Interest expense	-	-%	-
Other income (expense)	1,682	(1276)%	(143)
Total other income (expense), net	1,682		(143)
Total pre-tax income (loss) from continuing operations	$(7,138)		$(6,843)

General Corporate Revenue

For the year ended June 30, 2019, all revenue was derived from fees earned by DME Manager, which provides consulting services to DME Inc.  Both DME Manager and DME Inc. were formed in connection with the acquisition of the durable medical equipment businesses in September 2018 and there was no corresponding activity prior to this acquisition.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees, payroll and facility costs for our finance, legal and other administrative functions as well as professional fees and payroll costs in connection with our diligence efforts towards identifying asset and business acquisition opportunities.  For the years ended June 30, 2019 and 2018, professional fees in relation to the diligence of such opportunities were $1.6 million and $1.1 million, respectively.  The increase in such professional fees for the year ended June 30, 2019 as compared to the year ended June 30, 2018 was primarily driven by the significant acquisition of our durable medical equipment business in September 2018.

The increase in other general and administrative costs for the year ended June 30, 2019 as compared to the prior year was primarily driven by an increase of approximately $1.0 million in professional fees for external audit and other accounting advisory services and approximately $0.6 million in additional payroll and related costs, excluding stock-based compensation.  The increases in payroll and related costs were partially offset by the $0.5 million reduction in stock-based compensation for the year ended June 30, 2019 as compared to the year ended June 30, 2018.

Other Income (Expense)

Other income and expense primarily consisted of dividend income and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  Dividend income for the years ended June 30, 2019 and 2018 was $1.7 million and $2.4 million, respectively.  During the year ended June 30, 2019, a portion of the Company’s investment in GECC had been allocated to the durable medical equipment segment due to collateral requirements of the related party qualified preferred shares issued by DME Holdings in connection with the acquisition of the durable medical equipment businesses.  This resulted in a decrease of $0.6 million in dividend income for the year ended June 30, 2019 as compared to the dividend income for the year ended June 30, 2018.

We recognized unrealized losses of $0.2 million and $2.7 million, respectively, for the years ended June 30, 2019 and 2018.  We mark-to-market our investment in GECC by reference to the closing price of GECC common stock on Nasdaq as of each period end.

Income Taxes

Although in the aggregate we expect to owe no federal taxes for the year ended June 30, 2019, we are required to provide intra period taxes allocated between continuing operations and discontinued operations.  During 2019, the Company recognized an income tax benefit with respect to discontinued operations of $1.3 million related to intraperiod allocations.  In addition, the Company recognized an income tax benefit with respect to deferred tax liabilities of $0.9 million acquired in the durable medical equipment acquisition. State and local taxes were approximately $0.1 million for the year ended June 30, 2019.

Summary of Discontinued Operations

On June 30, 2016, the Company sold two of its previously wholly-owned subsidiaries (the Divestiture) engaged in the patent licensing business for an aggregate purchase price of up to $40 million.  The purchaser paid the Company $30 million, plus certain adjustments, upon the closing of the Divestiture, and had made claims that it had incurred indemnifiable losses in excess of the remaining $10 million due under the purchase and sale agreement.

On January 21, 2019, we entered into a mutual release and settlement agreement with the purchaser resulting in the release of any indemnifiable liabilities and an incremental cash receipt of $1.5 million.  Prior to the execution of this settlement, the Company had determined that a loss related to final settlement with the purchaser was not realizable or estimable, and therefore had not accrued for any losses; however, the recognition of a portion of proceeds received associated with the former patent licensing business had been deferred pending finalization of all contingencies.  The settlement resulted in a $5.0 million gain in discontinued operations during the year ended June 30, 2019, consisting of the extinguishment of related liabilities of $3.6 million and the receipt of cash of $1.5 million from the purchaser, partially offset by legal fees of $0.1 million.  The net income from discontinued operations includes these gains, offset by a tax provision of $1.3 million for the year ended June 30, 2019.

The following table provides a reconciliation of the Company’s discontinued operations for the years ended June 30, 2019 and 2018:

	For the years ended June 30,
(in thousands)	2019	2018
Discontinued operations:
Net revenue	$1,500	$-
Extinguishment of liabilities related to discontinued operations	3,608	-
General and administrative expenses(1)	(87)	(165)
Pretax gain (loss) from discontinued operations	5,021	(165)
Income tax benefit (expense)	(1,285)	-
Net gain (loss) from discontinued operations	$3,736	$(165)
(1)

During the year ended June 30, 2018, we incurred discontinued operating costs of $0.2 million related to the representations and warranties associated with the disposal of our legacy patent licensing business.

Net Revenues

As a result of the settlement during the year ended June 30, 2019, we recognized $1.5 million in net revenues for the period.  There were no revenues related to discontinued operations for the year ended June 30, 2018.

Extinguishment of Liabilities

As a result of the settlement during the year ended June 30, 2019, $3.6 million of liabilities related to the discontinued operations were extinguished.

General and Administrative Expenses

During the years ended June 30, 2019 and 2018, the general and administrative expenses of our discontinued operations related primarily to the work associated with settling claims on the representations and warranties in connection with the Divestiture.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 30, 2019 and 2018:

	As of June 30,
(in thousands)	2019	2018
Current Assets	$42,400	$63,594
Current Liabilities	18,068	8,510
Working Capital	$24,332	$55,084
Long Term Liabilities	$95,664	$60,491

	For the years ended June 30,
(in thousands)	2019	2018
Cash provided by (used in) operating activities	$2,691	$(3,845)
Cash provided by (used in) investing activities	(54,903)	(2,368)
Cash provided by (used in) financing activities	21,502	3,859
Net increase (decrease) in cash and cash equivalents	$(30,710)	$(2,354)

Working Capital and Cash Flows

As of June 30, 2019, we had a cash balance of $12.1 million.  We also own 1,966,667 shares of GECC common stock with an estimated fair value of $17.1 million as of June 30, 2019.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, the issuance of equity securities and the incurrence of indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.  See “Item 1A. Risk Factors.”

Cash Provided by or Used in Operating Activities.  Cash flows provided by operating activities totaled $2.7 million for the year ended June 30, 2019.  Cash flows used in operating activities totaled $3.8 million for the year ended June 30, 2018.

For the year ended June 30, 2019, net cash provided by operating activities for continuing operations consisted primarily of the net loss of $3.1 million and gain on discontinued operations of $3.7 million offset by non-cash activity, including $9.2 million of depreciation and amortization.  Changes in operating assets and liabilities resulted in net cash used in operating activities of $3.0 million, primarily consisting of an increase in accounts receivable of $2.8 million and decrease in operating leases of $1.1 million offset by increases in related party payables of $0.8 million.  These changes in operating assets and liabilities are primarily related to operational changes as a result of the acquisition of our durable medical equipment businesses during the year.

For the year ended June 30, 2018, net cash used in operating activities consisted primarily of the following revenues and expenses: $4.1 million of investment management revenue received; $1.9 million of real estate revenue received; $4.3 million of cash based compensation and benefits paid to our employees; $1.4 million of costs incurred in the investigation and diligence of acquisition opportunities; $1.7 million of professional fees incurred; $0.4 million of real estate administrative expenses; $0.7 million of consulting fees and $0.8 million of rental and insurance expenses.

Cash Used in Investing Activities.  Cash flows used in investing activities totaled $54.9 million and $2.4 million for the years ended June 30, 2019 and 2018, respectively.  For the year ended June 30, 2019 investing activities primarily consist of $48.1 million spent in the acquisitions of our durable medical equipment businesses in September 2018 and June 2019, as well as the purchase of $6.8 million in equipment held for rental and another $0.8 million in fixed assets related to the durable medical equipment business.

For the year ended June 30, 2018, investing activities primarily relate to the acquisition of our initial real estate assets.

Cash Provided by Financing Activities.  Cash flows provided by financing activities totaled $21.5 million and $3.9 million for the years ended June 30, 2019 and 2018, respectively. For the year ended June 30, 2019, cash inflows of approximately $19.9 million and $6.6 million were provided by net proceeds on the note payable from a seller and a revolving line of credit, respectively, established with the acquisition of the durable medical equipment business, including additional draws made during the year. Additionally, $1.6 million was provided by proceeds from equipment financing arrangements and $1.4 million was provided by the exercise of warrants in July 2018.  These inflows were partially offset by principal payments of $2.8 million on our long term debt and related party notes payable, as well as $5.1 million paid to redeem the preferred stock of a subsidiary during the year ended June 30, 2019.

For the year ended June 30, 2018, financing activities primarily related to the exercise of warrants resulting in cash proceeds of $4.6 million and the issuance of 1,266,000 shares of our common stock.  This cash inflow was partially offset by payments made on the Senior Note payable related to our real estate business of $0.6 million.

Borrowings

As of June 30, 2019, we had a note due to a non-controlling interest holder of DME Inc., Corbel Capital Partners SBIC, L.P., totaling $27.6 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at June 30, 2019, the effective interest rate was 12.32%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.3 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

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

As of June 30, 2019, we had a credit facility due to Pacific Mercantile Bank totaling $7.4 million that accrues interest at the prime rate plus 0.40% (at June 30, 2019, the effective rate was 5.90%) through maturity on August 30, 2020 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

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

As of June 30, 2019, we had a related party note due to MAST Capital (the GP Corp. Note) totaling $3.1 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at June 30, 2019, the effective rate was 5.32%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between GECM and GECC GP Corp. (the Profit Sharing Agreement) that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

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

As of June 30, 2019, we had a senior note due to Wells Fargo Bank Northwest, National totaling $52.2 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of June 30, 2019, we had a subordinated note due to Wells Fargo Bank Northwest, National totaling $3.3 million that accrues interest at a rate of 15.00% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

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

Beginning in April 2019, DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the year ended June 30, 2019, the Company financed $1.6 million in inventory and equipment through such financing agreements.

Contractual Obligations

Our contractual obligations as of June 30, 2019 are presented in the table below:

	Payments due by period
(in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Corbel Facility(1)	$40,358	$5,618	$8,889	$25,851	$-
DME Revolver(2)	7,919	444	7,475	-	-
GP Corp. Note payable(3)	4,339	176	491	474	3,198
Senior Note payable	66,208	3,945	8,166	8,577	45,520
Subordinated Note payable	16,270	-	-	-	16,270
Operating Lease obligations	8,354	2,090	3,799	1,916	549
Equipment financing	1,476	1,374	102	-	-
Total Contractual Obligations	$144,924	$13,647	$28,922	$36,818	$65,537
(1)	Includes estimated interest based on an interest rate of 12.32%, the 3-month LIBOR plus 10%, as of June 30, 2019.
(2)	Includes estimated interest based on an interest rate of 5.90%, the prime rate plus 0.40% as of June 30, 2019.
(3)	Includes estimated interest based on an interest rate of 5.32%, the 3-month LIBOR plus 3% as of June 30, 2019.

Restrictions on Subsidiary Dividends

In the GP Corp. Note agreement, GECC GP Corp. agreed not to declare any dividends until the GP Corp. Note is satisfied.  In the Senior Note and Subordinated Note, the Property Owner is restricted from paying any dividends until such notes are satisfied.  The ability of DME Inc. to pay dividends is subject to compliance with the restricted payment covenants under the Corbel Facility and DME Revolver.

Off-Balance Sheet Obligations

As of June 30, 2019, we did not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

New Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is subject to different types of risk, including market risk.  Market risk is the risk that we will incur losses due to adverse changes in equity and bond prices, interest rates, credit events or currency exchange rates.  Management is responsible for identifying, assessing and managing market and other risks.

In evaluating market risk, it is important to note that a portion of our revenue is based on the market value of assets under management.  As noted in “Item 1A. Risk Factors,” declines in financial market values negatively impact our revenue and net income.

Our primary direct exposure to equity price risk arises from our investment in GECC shares.  Equity price risk as it relates to this investment represents the potential future loss of value that would result from a decline in the net asset value of GECC or the fair value of the equity securities.

Additionally, we are exposed to interest rate risk through our GP Corp. Note and the Corbel Facility which have variable interest based on the 90-day LIBOR and our DME Revolver which has variable interest based on the prime rate.  A significant increase in the LIBOR or prime rate would result in increased interest expense related to these borrowings.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Per Rule 3-09 of Regulation S-X, the audited financial statements of GECC for the years ended December 31, 2018 and 2017 included in GECC’s registration statement on Form N-2 (File No.  333-227605), as amended, filed with the SEC on June 6, 2019 are incorporated herein by reference.  We include the financial statements of GECC because our investment in GECC met the test of significance under Rule 3-09 in Regulation S-X.  The management of GECC is responsible for the form and content of GECC’s financial statements.  Certain officers of GECC are also officers of GECM and Mr. Reed is our Chief Executive Officer as well as the Chief Executive Officer of GECC.  GECM serves as the investment advisor to GECC.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

As permitted by guidance established by the SEC, management excluded the durable medical equipment (DME) businesses acquired on September 7, 2018 and June 12, 2019 from its annual assessment on internal control over financial reporting as of June 30, 2019. DME businesses acquired represented 48% and 82% of the Company's consolidated total assets and consolidated revenues, respectively, as of and for the year ended June 30, 2019.

Our management is responsible for preparation of the accompanying consolidated financial statements in accordance with US GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 as required by the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies, specified below, in the principles associated with each component of the COSO framework that constituted material weaknesses either individually or in the aggregate.

Control Environment

We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors based on:

▪

An insufficient number of personnel with an appropriate level of US GAAP knowledge and experience to create the proper environment for effective internal control over financial reporting and to ensure that (i) there were adequate processes for oversight, (ii) there was accountability for the performance of internal control over financial reporting responsibilities, and (iii) corrective activities were appropriately applied, prioritized, and implemented in a timely manner.

▪

Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

Risk Assessment

We did not design and implement an effective risk assessment, including: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact our system of internal controls.

Control Activities

We did not design and implement effective control activities as the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.

Information and Communication

We did not generate and provide quality information and communication relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Monitoring Activities

We did not design and implement effective monitoring activities as we did not maintain effective monitoring controls to ascertain whether the components of internal control are present and functioning.

The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

Changes in Internal Control

Although not included in the scope of Management’s Report on Internal Control Over Financial Reporting, as noted above, we are in the process of completing our initial assessment of the effectiveness of internal control over financial reporting for the DME businesses that were acquired during 2019 and have identified material weaknesses which we believe are consistent with those described above.

Other than the material weaknesses described above and impacts of the DME businesses acquisition, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status for Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018, management concluded as of June 30, 2018 that these material weaknesses existed at that date. Our remediation efforts are ongoing.  We will continue our initiatives to implement and document policies, procedures, and effective internal controls. Remediation of the identified material weaknesses and the strengthening of our internal control environment will require a substantial effort throughout fiscal year 2020 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management has been engaged in remediation efforts to address the material weaknesses throughout fiscal year 2019. We made enhancements to our control environment from various activities including the following:

▪

We made changes to finance personnel in the organization to ensure finance personnel have the appropriate experience, education, and training for key financial reporting and accounting positions, which included hiring a Chief Accounting Officer, a new Corporate Controller and an experienced technical accounting consultant.  Additionally, our Chief Accounting Officer was promoted to Chief Financial Officer. We have also hired additional accounting resources for the DME businesses, including a Vice President of Finance and experienced accounting staff.  We believe these changes will provide the requisite technical expertise and bandwidth to direct the design and implementation of an effective system of controls;

▪

We performed detailed reviews of financial records at our corporate headquarters and the operating company level for the purpose of identifying and correcting accounting errors. We will continue to enhance risk assessment procedures and conduct a comprehensive risk assessment to enhance overall compliance. Furthermore, management has begun to, and will continue to, assess our information technology control environment and adequacy of personnel, including responding to information technology risks appropriately;

▪

We engaged a new outside firm to assist management in assessing control activities, including identifying internal control gaps impacting the Company’s corporate, investment management, and real estate businesses, enhancing the design and implementation of internal controls, and testing the operating effectiveness of certain of these controls;

▪	We initiated a process to evaluate and design the additional controls required for the recently acquired DME businesses, including soliciting the assistance of an outside firm;

▪	We enhanced documentation of accounting policies and positions on technical accounting topics throughout the year; and
▪

For the DME businesses, we have begun to integrate information systems within the acquired businesses and implement technology solutions to reduce manual processes and facilitate the design and implementation of an effective system of controls.

Our remediation activities are continuing. In addition to implementing and refining the above activities, we expect to engage in additional activities in the current year, including:

▪

Adding additional technical accounting resources at the DME businesses to enhance our control environment, including oversight processes, identification and accountability for the execution of internal control procedures, and institute any corrective actions for our newly acquired businesses;

▪

Continuing to engage outside consultants to assist in the design, implementation, and documentation of internal controls that address the relevant risks, are properly designed, and provide for appropriate evidence of performance of the internal control and perform tests of the operating effectiveness of our internal controls; and

▪

Assessing the information systems of our existing and acquired businesses to determine if there are internal control gaps that should be addressed in the general information technology controls and implementing any needed improvements for existing systems and implementing more extensive internal control reporting packages for recently acquired businesses.

While we have made and expect to make additional improvements to our internal controls, we may determine that additional steps beyond those described above may be necessary to remediate the material weaknesses. While we intend to resolve all material control deficiencies discussed above, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective because of these efforts by any particular date. We have not yet quantified the cost to implement our planned remediation activities related to our existing or recently acquired businesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Elm Capital Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Great Elm Capital Group, Inc. and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated September 27, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Report of Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Durable Medical Equipment (“DME”) businesses acquired on September 7, 2018 and June 12, 2019. DME businesses acquired represented 48% and 82%, of the Company’s consolidated total assets and consolidated revenues, respectively, as of and for the year ended June 30, 2019. Accordingly, our audit did not include the internal control over financial reporting at the DME businesses.

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

Control Environment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper environment for effective internal control over financial reporting and to ensure that (a) there were adequate processes for oversight, (b) there was accountability for the performance of internal control over financial reporting responsibilities, and (c) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (ii) oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

Risk Assessment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) addressing relevant risks, (ii) providing evidence of performance, (iii) providing appropriate segregation of duties, or (iv) operation at a level of precision to identify all potentially material errors.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 27, 2019

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, and 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be contained in our definitive proxy statement (our Proxy Statement) and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation.

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

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

Item 14.  Principal Accounting Fees and Services.

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

Item 16.  Form 10-K Summary.

We have elected not to provide a Form 10-K summary.

EXHIBIT INDEX

Unless otherwise indicated, all references are to filings by Great Elm Capital Group, Inc. (the Registrant) with the Securities and Exchange Commission under File No.  001-16073

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 7, 2016)

2.2

First Amendment to the Purchase and Sale Agreement, dated as of April 6, 2016, by and between the Registrant and Optis UP Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 25, 2016)

2.3

Agreement and Plan of Merger, dated as of June 23, 2016 by and between Great Elm Capital Corp. and Full Circle Capital Corporation (incorporated by reference to the Pre-Commencement Solicitation fled on June 27, 2016 by Great Elm Capital Corp. (File No. 814-01211))

2.4

Asset Purchase Agreement, dated as of November 3, 2016, by and between GECC GP Corp. and MAST Capital Management LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 9, 2016)

2.5

Contract of Purchase and Sale, dated as of March 6, 2018, by and between IT Fort Myers Holdings LLC and Great Elm FM Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on March 6, 2018)

2.6

Transaction Agreement, dated as of September 7, 2018, by and among Corbel Capital Partners SBIC, L.P., NWMI Manager LLC, Valley Healthcare Holding, LLC and Great Elm DME Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 11, 2018)

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

4.4	Securities Purchase Agreement by and between the Registrant and Indaba Capital Fund, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2013)

4.5	Description of Securities

Exhibit No.	Description
10.1

Investment Management Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No.  814-01211))

10.2

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No.  814-01211))

10.3

Profit Sharing Agreement, dated as of November 3, 2016, by and between Great Elm Capital Management, Inc. and GECC GP Corp. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 9, 2016)

10.4	Senior Secured Note, dated November 3, 2016, by GECC GP Corp. in favor of MAST Capital Management LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on November 9, 2016)

10.5	Form of Performance Stock Award (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 9, 2016) (1)

10.6

Subscription Agreement, dated as of June 23, 2016, by and among Great Elm Capital Corp., the Registrant, the investment funds signatory thereto, and MAST Capital Management LLC (incorporated by reference to the Pre-Commencement Solicitation filed on June 27, 2016 by Great Elm Capital Corp. (File No.  814-01211))

10.7

Amended and Restated Registration Rights Agreement, dated as of November 4, 2016, by and among Great Elm Capital Corp., the registrant, and the MAST Funds named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp (File No.  814-01211))

10.8	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to Form 10-K filed on September 28, 2001) (1)

10.9	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 12, 2004) (1)

10.10	Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014) (1)

10.11	Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012) (1)

10.12

Second Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective September 13, 2013 and November 12, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on February 7, 2014) (1)

10.13

Form of Notice of Stock Option Grant and Form of Stock Option Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 filed on December 4, 2009 (File No.  333-163480) (1)

10.14

Form of Notice of Restricted Stock Bonus Grant and Form of Restricted Stock Bonus Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 4, 2009 (File No.  333-163480)) (1)

10.15	Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Proxy Statement filed on September 20, 2018) (1)

10.16	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016) (1)

10.17

Amended and Restated Backstop Investment Agreement, dated as of October 13, 2016, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on October 14, 2016 (File No.  333-213620))

10.18

Registration Rights Agreement, dated as of September 13, 2016, by and among the Registrant and the holders named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 14, 2016)

Exhibit No.	Description
10.19

Separation Agreement, dated as of September 18, 2017, by and among the Registrant, Great Elm Capital Management, Inc., GECC GP Corp., the MAST Funds named therein, David J. Steinberg, Peter A.  Reed and Adam M.  Kleinman (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on September 19, 2017)

10.20	Offer Letter, dated September 18, 2017, from the Registrant to Peter A. Reed (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 20, 2017) (1)

10.21	Form of Amended and Restated Notice of Performance Stock Award (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on September 20, 2017) (1)

10.22	Amended and Restated Great Elm Capital Management Performance Bonus Plan, dated February 6, 2019, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2019) (1)

10.23

Amended and Restated Senior Secured Note, dated September 18, 2017, by and between GECC GP Corp. and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on September 20, 2017)

10.24

Share Registration Agreement, dated September 18, 2017, by and between the Registrant and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on September 20, 2017)

10.25

Share Registration Agreement, dated September 18, 2017, by and between the Registrant and Northern Right Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on September 20, 2017)

10.26	Letter Agreement, dated September 18, 2017, by and between Great Elm Capital Management, Inc. and GECC GP Corp. (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on September 20, 2017)

10.27	Offer Letter, dated March 31, 2018, by and between the Registrant and Adam M. Kleinman (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on September 13, 2018) (1)

10.28	Offer Letter, dated May 9, 2019, by and between the Registrant and Brent J. Pearson (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 10, 2019) (1)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited financial statements of Great Elm Capital Corp. (incorporated by reference to pages F-33 to F-69 to the POS 8C filed on June 6, 2019 by Great Elm Capital Corp. (File No. 333-227605))

101.1INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 27, 2019.

GREAT ELM CAPITAL GROUP, INC.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 27, 2019.

Signature	Title

/s/ Peter A. Reed	Chief Executive Officer and Director
Peter A. Reed	(Principal Executive Officer)

/s/ Brent J. Pearson	Chief Financial Officer & Chief Accounting Officer
Brent J. Pearson	(Principal Financial and Accounting Officer)

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ Thomas S. Harbin III	Director
Thomas S. Harbin III

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Jeffrey S. Serota	Director
Jeffrey S. Serota

/s/ Mark A. Snell	Director
Mark A. Snell

/s/ Hugh Steven Wilson	Director
Hugh Steven Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Elm Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Elm Capital Group, Inc. and subsidiaries (the "Company") as of June 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and contingently redeemable non-controlling interest, and cash flows for the each of the three years in the period ended June 30, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 27, 2019

We have served as the Company's auditor since 2017.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$12,122	$42,962
Restricted cash	708	578
Accounts receivable	8,832	-
Current portion of related party receivables	1,421	1,338
Investments, at fair value (cost $30,000)	17,110	18,172
Inventories	1,336	-
Prepaid and other current assets	871	544
Total current assets	42,400	63,594
Related party receivables, net of current	-	2,919
Real estate assets, net	54,411	55,641
Property and equipment, net	1,367	41
Equipment held for rental, net	9,140	-
Identifiable intangible assets, net	17,576	9,400
Goodwill	50,397	-
Right of use assets	6,239	1,521
Other assets	1,196	471
Total assets	$182,726	$133,587
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,158	$32
Accrued expenses and other liabilities	3,951	2,535
Related party payables	1,940	-
Current portion of lease liabilities	1,423	336
Current portion of long term debt	2,159	1,999
Current portion of related party notes payable	2,066	-
Current portion of equipment financing debt	1,371	-
Liabilities related to discontinued operations	-	3,608
Total current liabilities	18,068	8,510
Lease liabilities, net of current portion	5,110	1,304
Long term debt, net of current portion	61,635	55,632
Related party notes payable, net of current portion	28,302	3,224
Equipment financing debt, net of current portion	104	-
Other liabilities	513	331
Total liabilities	113,732	69,001
Commitments and Contingencies
Contingently redeemable non-controlling interest	3,912	-
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,086,086 shares issued and 25,352,989 outstanding at June 30, 2019; and 25,480,200 shares issued and 24,718,395 outstanding at June 30, 2018	25	25
Additional paid-in-capital	3,305,415	3,302,886
Accumulated deficit	(3,244,374)	(3,238,547)
Total Great Elm Capital Group, Inc. stockholders' equity	61,066	64,364
Non-controlling interests	4,016	222
Total stockholders' equity	65,082	64,586
Total liabilities, non-controlling interest and stockholders' equity	$182,726	$133,587

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data

	For the years ended June 30,
	2019	2018	2017
Revenues:
Durable medical equipment sales and services revenue	$27,298	$-	$-
Durable medical equipment rental income	14,582	-	-
Investment management revenues	3,841	4,085	4,927
Real estate rental income	5,459	1,850	-
Total revenues	51,180	5,935	4,927

Operating costs and expenses:
Cost of durable medical equipment sold and services	11,463	-	-
Cost of durable medical equipment rentals (includes depreciation expense of $5,550 for the year ended June 30, 2019)	5,798	-	-
Durable medical equipment other operating expenses	20,127	-	-
Investment management expenses	4,025	8,206	4,779
Real estate expenses	884	375	-
Depreciation and amortization	3,683	1,124	340
Selling, general and administrative	9,504	6,699	4,413
Total operating costs and expenses	55,484	16,404	9,532
Operating loss	(4,304)	(10,469)	(4,605)
Dividends and interest income	2,565	2,579	1,306
Unrealized loss on investment in GECC	(1,062)	(2,714)	(9,114)
Interest expense	(6,250)	(1,071)	(6,321)
Other income, net	1	5	84
Loss from continuing operations, before income taxes	(9,050)	(11,670)	(18,650)
Benefit from income taxes	2,182	329	1,210
Loss from continuing operations	(6,868)	(11,341)	(17,440)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	3,736	(165)	2,203
Net loss	$(3,132)	$(11,506)	$(15,237)
Less: net income (loss) attributable to non-controlling interest	(224)	(439)	(30)
Net income (loss) attributable to Great Elm Capital Group	$(2,908)	$(11,067)	$(15,207)
Basic income (loss) per share
Continuing operations	$(0.26)	$(0.45)	$(1.06)
Discontinued operations	0.15	(0.01)	0.13
Net income (loss)	$(0.11)	$(0.46)	$(0.93)
Diluted income (loss) per share from:
Continuing operations	$(0.26)	$(0.45)	$(1.06)
Discontinued operations	0.15	(0.01)	0.13
Net income (loss)	$(0.11)	$(0.46)	$(0.93)
Weighted average shares outstanding
Basic	25,210	24,277	16,433
Diluted	25,210	24,277	16,433
The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTEREST

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2016	9,467	$9	$3,249,085	$(3,212,273)	$36,821	$-	$36,821	$-
Net loss	-	-	-	(15,207)	(15,207)	(30)	(15,237)	-
Acquisition of GP Corp.	-	-	-	-	-	20	20	-
Issuance of common stock in rights offering, net of issuance costs	13,701	12	42,635	-	42,647	-	42,647	-
Issuance of common stock related to vesting of restricted stock	32	2	-	-	2	-	2	-
Stock-based compensation	-	-	1,963	-	1,963	-	1,963	-
BALANCE, June 30, 2017	23,200	23	3,293,683	(3,227,480)	66,226	(10)	66,216	-
Net loss	-	-	-	(11,067)	(11,067)	(439)	(11,506)	-
Acquisition of CRIC IT Fort Myers LLC	-	-	-	-	-	671	671	-
Issuance of common stock in exchange for cancelling the MAST Warrants	55	0	207	-	207	-	207	-
Issuance of common stock related to warrants exercise	1,266	1	4,571	-	4,572	-	4,572	-
Issuance of common stock related to vesting of restricted stock	198	1	-	-	1	-	1	-
Stock-based compensation	-	-	4,425	-	4,425	-	4,425	-
BALANCE, June 30, 2018	24,719	25	3,302,886	(3,238,547)	64,364	222	64,586	-
Net income (loss)	-	-	-	(2,908)	(2,908)	(171)	(3,079)	(53)
Adoption of accounting standard (Note 2)	-	-	-	(2,919)	(2,919)	-	(2,919)	-
Acquisition of Great Elm DME, Inc.	-	-	-	-	-	3,632	3,632	3,632
Acquisition of Midwest Respiratory Care, Inc.	-	-	-	-	-	333	333	333
Issuance of common stock related to warrants exercise	420	0	1,409	-	1,409	-	1,409	-
Issuance of common stock related to vesting of restricted stock	171	0	0	-	0	-	0	-
Issuance of common stock related to stock options exercise	44	0	142	-	142		142
Stock-based compensation	-	-	978	-	978	-	978	-
BALANCE, June 30, 2019	25,353	$25	$3,305,415	$(3,244,374)	$61,066	$4,016	$65,082	$3,912

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the years ended June 30,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(3,132)	$(11,506)	$(15,237)
(Gain) loss from discontinued operations	(3,736)	165	(2,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,233	1,124	340
Stock-based compensation	978	4,425	1,963
Re-measurement of warrant liability	-	8	30
Unrealized loss on investments	1,062	2,714	9,114
Non-cash interest and amortization of debt issuance costs	877	245	2,802
Deferred tax benefit related to continuing operations	(2,266)	148	-
Other non-cash expense, net	1,170	47	-
Gain on sale of equipment held for rental	(399)	-	-
Change in fair value of contingent consideration	469	-	-
Changes in operating assets and liabilities:
Related party receivable	(83)	(440)	(3,817)
Accounts receivable	(2,811)	(197)	-
Inventories	62	-	-
Prepaid assets, deposits, and other assets	(225)	(117)	(81)
Operating leases	(1,075)	(254)	-
Related party payable	804	-	-
Accounts payable, accrued liabilities and other liabilities	350	(42)	(1,860)
Net cash provided by (used in) operating activities - continuing operations	1,278	(3,680)	(8,949)
Net cash provided by (used in) operating activities - discontinued operations	1,413	(165)	(1,542)
Net cash provided by (used in) operating activities	2,691	(3,845)	(10,491)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(48,124)	-	(100)
Asset Acquisition	-	(2,355)	-
Purchases of equipment held for rental	(6,848)	-	-
Proceeds from sale of equipment held for rental	878	-	-
Purchases of property and equipment	(809)	(13)	(35)
Deconsolidation of GECC into equity method investment	-	-	(30,000)
Net cash used in investing activities - continuing operations	(54,903)	(2,368)	(30,135)
Net cash used in investing activities - discontinued operations	-	-	-
Net cash used in investing activities	(54,903)	(2,368)	(30,135)

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the years ended June 30,
	2019	2018	2017
Cash flows from financing activities:
Proceeds on revolving line of credit	6,625	-	-
Principal payments on long term debt	(2,069)	(637)	-
Principal payments on related party notes payable	(768)	(76)	(36,838)
Principal payments on equipment financing	(167)	-	-
Proceeds from related party note payable	19,855	-	-
Proceeds from equipment financing	1,643	-	-
Debt financing costs	(488)	-	-
Redemption of preferred stock of subsidiary	(5,052)	-	-
Contingent consideration payment	(295)	-	-
Proceeds from issuance of common stock, gross	1,551	4,572	45,000
Proceeds from funding by non-controlling interest	667	-	-
Payment of equity issuance costs	-	-	(2,353)
Net cash provided by financing activities - continuing operations	21,502	3,859	5,809
Net cash provided by financing activities - discontinued operations	-	-	-
Net cash provided by financing activities	21,502	3,859	5,809
Net decrease in cash, cash equivalents and restricted cash	(30,710)	(2,354)	(34,817)
Cash, cash equivalents and restricted cash at beginning of year	43,540	45,894	80,711
Cash, cash equivalents and restricted cash at end of year	$12,830	$43,540	$45,894

Cash paid for interest	$4,537	$803	$3,535

Non-cash investing and financing activities
Assumption of borrowings in connection with acquisition	$9,275	$58,016	$-
Issuance of non-controlling interests in subsidiary in connection with acquisition	7,264	671	20
Issuance of related party note payable in acquisition	-	-	3,424
Preferred stock issued to seller in acquisition	5,266	-	-
Preferred stock cancelled and forfeited	215	-	-
Contingent consideration issued in connection with acquisition	961	-	-
Issuance of equity-linked instruments classified as warrant liability	-	-	216
Warrant liability settled with common stock issuance	-	194	-
Lease liabilities and right of use assets arising from operating leases	1,445	-	-

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

	June 30, 2019	June 30, 2018	June 30, 2017
Cash and cash equivalents	12,122	42,962	45,894
Restricted cash	708	578	-
Cash, cash equivalents and restricted cash	12,830	43,540	45,894

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Great Elm Capital Group, Inc. (referred to as the Company) is a holding company incorporated in Delaware.  The Company currently has four reportable segments: durable medical equipment, investment management, real estate and general corporate.  The Company is pursuing business development opportunities in durable medical equipment, investment management, real estate and other industries.

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc., a Delaware corporation (GECM), entered into an investment management agreement (the IMA) with Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (GECC).

On November 3, 2016, Full Circle Capital Corporation merged with and into GECC (the Merger), and GECM hired the employees of MAST Capital Management, LLC, a Delaware limited liability company (MAST Capital), to manage the assets of GECC.  Certain funds managed by MAST Capital own approximately 7.9% of the Company’s common stock.  Through the Company’s 80.1% owned subsidiary, GECC GP Corp. (GP Corp.), the Company acquired assets and assumed related liabilities associated with the on-going operations of GECM.  Approximately 5% of the 19.9% non-controlling interest of GP Corp. is owned by MAST Capital, and its affiliates and officers.

On September 7, 2018, the Company, through its majority-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc. (DME Inc.) an entity formed to acquire and combine two companies Valley Healthcare Holding, LLC (Valley) and Northwest Medical, LLC. (Northwest), which both specialize in the distribution of respiratory care equipment, including primarily positive air pressure equipment and supplies, ventilators and oxygen equipment and operate in Arizona, Nebraska Oregon, Washington and Alaska.  On June 12, 2019, the Company expanded its durable medical equipment business through the acquisition of certain assets and liabilities of Midwest Respiratory Care, Inc. (Midwest).

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations and consolidated statements of comprehensive income (loss).

Segments

The Company has four reporting segments: durable medical equipment, investment management, real estate, and general corporate.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

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

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the patient customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $3.4 million as of June 30, 2019.  During the year ended June 30, 2019, the Company recognized a reduction to revenue of $1.7 million related to such constraints.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the year ended June 30, 2019 relating to prior periods.  Changes in variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of June 30, 2019, the Company had unbilled receivables of approximately $0.7 million that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement, but are not currently billable and are therefore contract assets.  Such contract assets are included in accounts receivable in the consolidated balance sheets.

Investments and Restricted Investments

Investments and restricted investments consist of shares in Great Elm Capital Corp. (GECC), which is carried at fair value.  Restricted investments would represent a portion of the Company’s investment in GECC, which has been contributed as part of a required capitalization for an outstanding obligation.  As of June 30, 2019, there were no outstanding obligations which would require the restriction of any investment.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

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

Within the durable medical equipment businesses, the Company capitalizes the cost of equipment predominantly leased out to patient customers as such assets are acquired within equipment held for rental, net.  These purchases are classified as cash outflows from investing activities when they are paid.  The Company capitalizes the cost of equipment predominantly sold to patient customers as such assets are acquired within inventories.  These purchases are classified as cash outflows from operating activities when they are paid.  A portion of equipment recorded within equipment held for rental, net, could ultimately be sold.  A portion of equipment recorded within inventories could ultimately be leased.  Management is not able to accurately project the ultimate use of equipment, which in many cases is determined by Payor reimbursement terms, and has therefore adopted the above stated policy.

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

Inventories

Inventories, which principally consist of durable medical equipment and related supplies that are predominantly sold, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.  The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments or other economic factors.  The Company bases its provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales.  A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future.  As the Company purchases all of its inventories, all inventories are categorized as finished goods.  There were no significant write-offs during the year ended June 30, 2019.

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

Long-lived Assets

Long-lived assets include real estate assets, property and equipment, intangible assets and the right to use asset.  These assets are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable based on undiscounted cash flows.  If an impairment is indicated, the Company records the impaired asset at fair value and records a charge to operations.  No such impairment triggering events were identified in the periods presented.

Leases and Right of Use Assets

We determine if an arrangement is a lease at inception.  As of June 30, 2019, all of our leases are operating leases.  Operating leases are included in right of use assets (ROU), current portion of lease liabilities and lease liabilities net of current portion in the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  We use the implicit rate when readily determinable.  The ROU assets also includes any lease payments made and adjustments recorded in acquisition accounting.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for operating leases is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component.

At June 30, 2019, the majority of our lease liabilities and ROU assets were acquired with the durable medical equipment businesses as discussed in Note 4 – Acquisitions and the amounts disclosed on the consolidated balance sheet represent preliminary valuations.

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

Durable Medical Equipment Other Operating Expenses

The Company classifies direct expenses of its durable medical equipment segment, including payroll, facilities and equipment costs, professional fees and other administrative costs, in durable medical equipment other operating expenses in the accompanying consolidated statements of operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts more likely than not to be recovered.

The Company has established a valuation allowance for its deferred tax assets that are not recoverable from taxable temporary differences because the Company is unable to conclude that future utilization of a portion of its net operating loss carryforwards and other deferred tax assets is more likely than not.

The calculation of the Company’s tax positions involves dealing with uncertainties in the application of complex tax regulations for federal and several different state tax jurisdictions.  The Company is periodically reviewed by tax authorities regarding the amount of taxes due.  These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  The Company does not recognize income tax benefits for positions that it takes on its income tax returns that do not meet the more likely than not standard on its technical merits.

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period within general and administrative expense.

Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands except per share amounts):

	For the years ended June 30,
	2019	2018	2017
Loss from continuing operations	$(6,868)	$(11,341)	$(17,440)
Income (loss) from discontinued operations, net of tax	3,736	(165)	2,203
Net income (loss)	$(3,132)	$(11,506)	$(15,237)
Less: net loss attributable to non-controlling interest	(224)	(439)	(30)
Net income (loss) attributable to Great Elm Capital Group	$(2,908)	$(11,067)	$(15,207)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	25,210	24,277	16,433
Weighted average shares used in computing income (loss) per share	25,210	24,277	16,433
Basic and diluted income (loss) per share from:
Income (loss) from continuing operations	$(0.26)	$(0.45)	$(1.06)
Income (loss) from discontinued operations	0.15	(0.01)	0.13
Net income (loss)	$(0.11)	$(0.46)	$(0.93)

As of June 30, 2019, 2018 and 2017, the Company had 3,438,353, 3,443,979, and 1,923,279 potential shares of Company common stock, respectively, that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive.

As of June 30, 2019, the Company had an aggregate of 732,909 issued shares that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

Concentration of Risk

The Company’s net investment revenue and receivables from continuing operations are attributable to the management of one investment vehicle, GECC.  GECC is a related party based on the Company owning approximately 19.5% of its outstanding common stock as of June 30, 2019.  See Note 5 – Related Party Transactions.

The Company’s real estate rental revenue from continuing operations is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  For the year ended June 30, 2019, two government program payor constituted approximately 28% and 11%, respectively, of consolidated revenues.  As of June 30, 2019, receivables from those government program payors constituted 20% and 16%, respectively, of our ending accounts receivable.  An additional third-party payor constituted another 12% of accounts receivables as of June 30, 2019.

A portion of the Company’s outstanding debt, the GP Corp. Note, is held by MAST Capital Management LLC (MAST Capital).  Funds affiliated with MAST Capital reported ownership of approximately 7.9% of the outstanding shares of the Company as of June 30, 2019.

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

On July 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), (Topic 606) and related amendments, under the modified retrospective transition method.  Accordingly, the periods prior to adoption are presented under our prior accounting policies and we applied the new guidance to all open contracts with customers as of the implementation date.

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

The following table reflects the impact of the cumulative effect of the accounting changes upon the adoption of Topic 606 on the consolidated balance sheet as of the beginning of the period:

(in thousands)	As of June 30, 2018	Impact of accounting change	As of July 1, 2018
Incentive fees receivable - related party	$2,919	$(2,919)	$-
Accumulated deficit	(3,238,547)	(2,919)	(3,241,466)

The following table shows the effect of the change in accounting on the consolidated statement of operations:

	For the year ended June 30, 2019
(in thousands)	Under Topic 605	Under Topic 606	Effect of Change
Investment management revenues	$6,975	$3,841	$3,134
Durable medical equipment sales and services revenue	27,298	27,298	-
Total revenues accounted for under Topic 606	$34,273	$31,139	$3,134
Total revenues	54,314	51,180	3,134
Net income (loss) from continuing operations	(3,734)	(6,868)	3,134
Net income (loss)	2	(3,132)	3,134
Net income (loss) attributable to Great Elm Capital Group	226	(2,908)	3,134
Basic and diluted net income (loss) per share	$0.01	$(0.11)	$0.12

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

Lessor Lease Accounting In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors (ASU 2018-20).  The new guidance permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs, and instead, account for those costs as lessee costs.  Additionally, the guidance updates revenue recognition related to variable payments by (1) requiring lessors to exclude from variable payments lessor costs paid directly to third parties by lessees; and (2) requiring lessors to allocate certain variable payments to lease and nonlease components when there are changes in facts and circumstances on which the variable payment is based.  When an allocation of variable payments between lease and nonlease components is made, the variable payment allocated to the lease component will be recognized as revenue in accordance with Topic 842, whereas the variable payment allocated to the nonlease component will be recognized in accordance with other applicable topics, such as Topic 606.  On January 1, 2019, the Company adopted ASU 2018-20 on a prospective basis and did not make the accounting policy election to account for certain taxes as lessee costs.  Sales and use taxes incurred and reimbursed by lessees related to our Real Estate business are recorded gross within real estate rental income and real estate expenses.  In addition, the adoption resulted in a reduction of real estate rental income and real estate expenses related to lessor costs paid directly to third parties by lessees of approximately $0.3 million during the year ended June 30, 2019.

Recently Issued Accounting Standards

Current Expected Credit Losses In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses.  The estimate of expected credit losses will require entities to incorporate considerations of historical experience, current information and reasonable and supportable forecasts.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

3.	Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the years ended June 30,
(in thousands)	2019	2018	2017
Product and Services Revenue(1)
Investment Management
Management Fees	$2,956	$2,604	$1,530
Incentive Fees	-	163	2,757
Administration Fees	885	1,318	640
	3,841	4,085	4,927
Durable Medical Equipment
Equipment Sales	22,400	-	-
Service Revenues	4,898	-	-
	27,298	-	-

Total product and services revenue	$31,139	$4,085	$4,927

Rental Revenues
Real Estate
Rental Income	5,459	1,850	-
Durable Medical Equipment
Medical Equipment Rental Income	14,582	-	-
Total rental revenue	20,041	1,850	-

Total	$51,180	$5,935	$4,927
(1)

Revenue for sales of products or services recognized in the year ended June 30, 2019 was accounted for under Topic 606 and revenue for sales of products or services recognized in the years ended June 30, 2018 and 2017 was accounted for under Topic 605, as discussed in this note and Note 2 – Summary of Significant Accounting Policies.

Revenue Accounting Under Topic 605

Our revenue recognition policy as it relates to investment management revenue transactions was accounted for under Topic 605 prior to July 1, 2018.  The revenue recognition policies under Topic 605 were consistent with the accounting policies under Topic 606 discussed below for management fees and administration fees.  The accounting for incentive fee revenue under Topic 605 is discussed in Note 2 – Summary of Significant Accounting Policies under Recently Adopted Accounting Standards – Revenue Recognition.  As noted therein, for the years ended June 30, 2018 and 2017, the Company applied the hypothetical liquidation of net assets method to calculate performance fees due as of the reporting date.  Under the application of Topic 606, such incentive fees have not been recognizable to date.

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

The transaction price on both equipment sales and sleep studies is the amount that the Company expects to receive in exchange for the goods and services provided.  Due to the nature of the durable medical equipment business, billing adjustments customarily occur during the collections process when explanations of benefits are received by Payors, and as amounts are deferred to secondary Payors or to patient responsibility.  As such, we constrain the transaction price for the difference between the amounts billed and what we believe we will collect from Payors and from patients.  The transaction price therefore is predominantly based on contractual payment rates determined by the Payors.  The Company does not generally contract with uninsured customers.  We determine our estimates of billing adjustments based upon contractual agreements, our policies and historical experience.  While the rates are fixed for the product or service with the customer and the Payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, from the patient customer.  The Company includes in the transaction price only the amount that the Company expects to be entitled, which is substantially all of the Payor billings at contractual rates.  The transaction price is initially constrained by the amount of customer co-payments we estimate will not be collected.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the year ended June 30, 2019, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  As such, the Company has no contract liabilities as of June 30, 2019.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled sales and service revenue recognized is based on historical trends and estimates of future collectability. As of June 30, 2019, net unbilled sales and service revenue is approximately $0.5 million and is included in accounts receivable.

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

Management Fees

The Company earns management fees based on the investment management agreement GECM has with GECC.  The performance obligation is satisfied over time as the services are rendered, since GECC simultaneously receives and consumes the benefits provided as GECM performs services.  Under GECC’s investment management agreement with GECM, the base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets.  The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and is recognized over time as the services are provided.  Management fees are billed quarterly in arrears.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.

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

Revenue Accounting Under Topic 842

Durable Medical Equipment Revenue

Equipment Rental Revenue

Under FASB Accounting Standards Codification Topic 842, Leases, (Topic 842) rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis.  Under Topic 842, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue to the extent they are considered probable of payment.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the year ended June 30, 2019, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $0.9 million as of June 30, 2019.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of June 30, 2019, net unbilled rental revenue is approximately $0.2 million and is included in accounts receivable.

We had no balances related to deferred revenue or unbilled revenue related to equipment rentals as of June 30, 2018 as these balances were acquired in September 2018, with our acquisition of the durable medical equipment businesses.

Real Estate Revenue

Rental Revenue

Consistent with the leases of durable medical equipment, the Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease.  Under the terms of the lease, the Company may recover from the tenant certain expenses, including: insurance and other operating expenses.  For all expenses that are paid by the Company and reimbursed by the tenant, the recovery of these expenses is recognized in rental income in the accompanying consolidated statements of operations, in the same periods as the expenses are incurred.  These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

4.	Acquisitions

Durable Medical Equipment Acquisitions

In September 2018, through its subsidiary, DME Holdings, the Company acquired an 80.1% interest in DME Inc., an entity formed to acquire and combine two previously unrelated durable medical equipment distribution companies, Valley and Northwest, which both specialize in the distribution of sleep and respiratory care equipment, including positive air pressure equipment and supplies, ventilators, and oxygen equipment.  The medical distribution companies operate in Alaska, Arizona, Nebraska, Oregon and Washington.  The Company expects to achieve significant synergies and costs reductions through the combination of these companies in this acquisition.  Operating results of the acquired businesses have been included in the consolidated statements of operations since September 1, 2018 as the impact of including the period prior to September 7, 2018 was immaterial to the consolidated financial statements.

On the date of acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values.  The assessment of fair value initially reported, as of and for the three months ended September 30, 2018, was preliminary as the Company had not finalized its fair value estimates.

During the nine months ended June 30, 2019, the Company obtained and considered additional information related to the assets acquired and liabilities assumed, and recorded measurement period adjustments to the allocation of the purchase price noted below.  The Company is still performing final evaluation of the acquired assets and liabilities assumed as of the acquisition date and all amounts are preliminary.  The Company is also in the process of obtaining finalized third-party tax returns and related support for purposes of finalizing the valuation of acquired tax attributes, which impacts the deferred tax balances at acquisition and the Company’s pre-existing valuation allowance at the acquisition date.  As such, the valuation of acquired tax attributes is preliminary and is subject to change as this provisional amount is finalized.

The acquisition date fair value of the consideration transferred is summarized in the following table:

(in thousands)	As Previously Reported(1)	Adjustment	As Adjusted
Cash	$25,321	$-	$25,321
Net working capital adjustment	-	(254)	(254)
Increase in note payable to seller(2)	16,500	-	16,500
Debt assumed	9,275	-	9,275
Preferred stock in DME Holdings	5,266	-	5,266
Contingent consideration	1,225	(264)	961
Total Consideration	$57,587	$(518)	$57,069
(1)	As reported in our Form 10-Q for the three months ended September 30, 2018.
(2)	Included in related party note payable on the consolidated balance sheet.

As a result of the adjustment to net working capital adjustment, $0.2 million in shares of preferred stock in DME Holdings were cancelled and forfeited and the remaining difference between the adjustment and the value of the preferred stock cancelled and forfeited was paid by the sellers to DME Holdings.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	As Previously Reported(1)	Adjustment	As Adjusted
Accounts receivable	$5,363	$658	$6,021
Inventories	1,546	(141)	1,405
Other assets	503	-	503
Fixed assets	852	-	852
Equipment held for rent	8,470	(523)	7,947
Goodwill	46,222	(1,481)	44,741
Tradename	6,900	1,900	8,800
Non-compete agreements	1,450	(190)	1,260
Right of use asset	4,205	-	4,205
Current liabilities	(6,374)	419	(5,955)
Operating lease liabilities	(4,285)	-	(4,285)
Deferred tax liabilities	-	(1,160)	(1,160)
Non-controlling interest	(7,265)	-	(7,265)
Net Assets Acquired	$57,587	$(518)	$57,069
(1)	As reported in our Form 10-Q for the three months ended September 30, 2018.

The outstanding balances of the note payable to seller, debt assumed on the revolving credit facility, and the preferred stock in DME Holdings approximated fair value based upon current rates and terms available for similar instruments.

The trade name was determined to have a fair value of $8.8 million.  The valuation of the trade name was based on a relief from royalty method.  The key assumptions in applying the relief from royalty approach are as follows: royalty rate of 3.0% and a discount rate of 14%.

The non-compete agreements were determined to have a fair value of $1.3 million.  The valuation of the non-compete agreements was based on a lost profits method.  The key assumptions in applying the lost profits method are as follows; probability adjusted EBITDA of the acquired businesses and a discount rate of 14%.

Of the $10.1 million of acquired identifiable intangible assets, $8.8 million was assigned to tradenames and $1.3 million was assigned to non-compete assets, which are associated with the former sellers of the businesses.  All tradenames acquired have an expected life of 10 years over which they will be amortized on a straight-line basis, which matches the pattern of economic use of these assets.  The non-compete agreements have a weighted-average expected life of 4.2 years.  All non-compete agreements will be amortized on a straight-line basis, which approximates the pattern of economic use.  Neither tradenames nor the non-compete agreements have renewal terms or are expected to have any net realizable value at the end of their useful lives.

The contingent consideration arrangement requires the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds, as adjusted per the terms of the purchase agreement, are achieved for the 12 months ended December 31, 2018 and 2019.  Under the Transaction Agreement, payment of the contingent consideration for any period is subject to satisfaction of the applicable EBITDA, as adjusted threshold.  The fair value of the contingent consideration arrangement at the acquisition date was $1.0 million.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as follows: 33.5% volatility and weighted-average cost of capital of 14%, and related EBITDA forecasts of the acquired businesses.  The contingent consideration is included within the current portion of related party payables in the consolidated balance sheets.

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

The $44.7 million of goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired businesses.  Approximately $29.4 million of the goodwill is expected to be deductible for income tax purposes.  This amount is preliminary and subject to change as the provisional estimate is finalized.

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

The provisional amount of $1.2 million related to deferred tax liabilities relates primarily to identifiable intangible assets fair valued in purchase accounting that have no tax basis, as well as temporary differences of other acquired assets and liabilities.  The Company is in the process of obtaining the finalized third-party tax returns covering the pre-acquisition period in order to verify the income tax basis amounts related to assets acquired and liabilities assumed.  As a result, the related deferred tax balance sheet amounts and any potentially impacted income tax provision or benefit remain subject to adjustment once the final information becomes available and is evaluated by the Company.  The Company expects these provisional amounts to be resolved during the first quarter of fiscal 2020.  The reduction of the valuation allowance of the Company of $0.9 million directly attributable to the transaction was recognized as a benefit to the income tax provision in the year ended June 30, 2018.

The Company recognized $2.1 million of acquisition costs that were expensed in the year ended June 30, 2019.  These costs are included in general and administrative expenses in the accompanying consolidated statement of operations.  The Company also incurred $0.5 million in costs associated with issuing debt to finance the cost of the acquired businesses, which are debt issuance costs that are amortized over the term of the debt using the effective interest rate method.

Supplemental Pro Forma Information (unaudited)

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

	For the years ended June 30,
(in thousands)	2019	2018
Revenues	$59,529	$53,107
Net loss	(2,946)	(11,591)
Net loss attributable to Great Elm Capital Group	(2,397)	(11,497)

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

Acquisition of Midwest Respiratory Care, Inc. Assets and Liabilities

In June 2019, through its majority-owned subsidiary, DME Inc., the Company acquired certain assets and liabilities of Midwest related to its durable medical equipment business which specializes in the distribution of sleep and respiratory care equipment, including positive air pressure equipment and supplies, ventilators, and oxygen equipment.  The medical distribution business operates in Nebraska, Kansas and Iowa.  The acquisition is accounted for as a business combination.  The Company expects to achieve synergies and costs reductions through integrating these operations into our existing DME operations.  Operating results of the acquired businesses have been included in the consolidated statements of operations since June 12, 2019.

On the date of Acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values.  The Company is in the process of obtaining finalized third-party valuations of certain intangible assets and gathering information on all assets acquired and liabilities assumed, thus, all amounts re preliminary and are subject to change as these provisional estimates are finalized.

The acquisition date fair value of the cash consideration transferred was $6.3 million, of which $3.4 million was funded by additional debt under our existing Corbel Facility and $0.7 million was contributed by the non-controlling interests in DME Inc. on a pro rata basis with the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	Amount
Inventories	$7
Other assets	1
Fixed assets	52
Equipment held for rent	447
Goodwill	5,656
Non-compete agreements	180
Right of use asset	238
Operating lease liabilities	(238)
Net Assets Acquired	$6,343

The non-compete agreements are associated with the sellers of the business and were determined to have a fair value of $0.2 million.  The agreements have a weighted-average expected life of 5 years and will be amortized on a straight-line basis, which approximates the pattern of economic use.  The non-compete agreements have no renewal terms and are not expected to have any net realizable value at the end of their useful lives. The valuation of the non-compete agreements was based on a lost profits method.  The key assumptions in applying the lost profits method are as follows; probability adjusted EBITDA of the acquired business and a discount rate of 27%.

These fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement.

The $5.7 million of goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired business.  None of the goodwill is expected to be deductible for income tax purposes.

Supplemental Pro Forma Information (unaudited)

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

	For the years ended June 30,
(in thousands)	2019	2018
Revenues	$54,520	$9,275
Net loss	(2,165)	(10,764)
Net loss attributable to Great Elm Capital Group	(2,113)	(10,493)

These pro forma results presented include adjustments to historical operating results include the following activity related to the acquisition: (a) interest expense and debt financing costs incurred on the debt borrowed upon closing; (b) amortization of intangible assets acquired; and (c) reclassification of non-recurring transaction costs to the prior period.

The amounts of revenue and net loss of the combined acquired durable medical equipment businesses included in the Company’s consolidated statement of operations from the date of acquisition through June 30, 2019 is $41.9 million and $1.1 million.

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

The following table summarizes the acquisition cost and the allocation to the assets acquired and liabilities assumed based on the relative fair values on the date of acquisition:

(in thousands)	Amount
Cash consideration	$2,700
Cash and restricted cash acquired	(606)
Transaction costs	261
Total consideration, net of cash and restricted cash acquired	$2,355

Buildings	$43,355
Land and site improvements	9,170
In-place lease intangible asset	6,028
Tenant improvements	3,500
Other assets	253
Senior note payable assumed	(52,227)
Subordinated note payable assumed	(5,789)
Deferred tax liability	(478)
Other liabilities assumed	(786)
Non-controlling interests	(671)
Net assets acquired	$2,355

The assigned values were based on the relative fair value of the net acquired assets.  The valuation of the Property considered both an income and cost approach to determine the fair value of the buildings, leasehold improvements, land, and site improvements.  The value of the in-place lease intangible was based on an income approach that considered the value of the lease to the Company.  These valuations included significant non observable inputs to the valuation model and therefore were level 3 fair value measurements in the fair value hierarchy.  The assumed debt obligations were valued using an income method considering market interest rates for similar instruments, which is a level 2 fair value measurement, at the acquisition date.

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

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at June 30, 2019 Corbel received preferred stock of DME Holdings and a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 11 - Borrowings for additional information on the Corbel Facility and Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Additionally, the Company has a contingent liability to the sellers for $1.1 million, which is included in the current portion of related party payables on the balance sheet.  During the year ended June 30, 2019, the Company made payments of $0.3 million to the sellers as part of the contingent consideration.  See Note 8 – Fair Value Measurements for additional details.

As a result of measurement period adjustments to the net working capital discussed in Note 4 – Acquisitions, $0.2 million in shares of preferred stock in DME Holdings were cancelled and forfeited and the remaining difference between the adjustment and the value of the preferred stock cancelled and forfeited was paid by the sellers to DME Holdings.  During the year ended June 30, 2019, the Company redeemed $5.1 million in shares of preferred stock in DME Holdings from Corbel.

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

The following tables summarize activity and outstanding balances between GECC and the Company.

	For the years ended June 30,
(in thousands)	2019	2018	2017
Change in unrealized gain (loss) on investment in GECC recorded in the period	$(1,062)	$(2,714)	$(9,114)
GECC dividends recorded in the period	2,431	2,352	1,306

	As of As of June 30,
(in thousands)	2019	2018
Dividends receivable from GECC	$206	$163
Investment management revenues receivable from GECC(1)	1,124	4,094
(1)

Investment management fees receivable from GECC as of June 30, 2018 include incentive fee receivables of $2.9 million which have been reversed as a result of the adoption of Topic 606 on July 1, 2018.  See Note 2 – Summary of Significant Accounting Policies.

Outstanding receivables are included in related party receivables in the consolidated balance sheets.

The Company owns approximately 19.5% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through June 30, 2019; correspondingly, no profits were available to GECC GP Corp. under the profit sharing agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEOGP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  As the general partner, GEOGP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEOGP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through June 30, 2019 no incentive allocations have been made to GEOGP.

As part of the entry into the investment management business in November 2016, the Company entered into a cost sharing agreement with MAST Capital Management, LLC (MAST Capital) and acquired certain assets from MAST Capital.  In consideration for the assets acquired, GECC GP Corp. issued a senior secured note payable (GP Corp. Note).  In addition, the Company issued warrants to purchase 54,733 shares of the Company’s common stock (MAST Warrants).  During the year ended June 30, 2018 the Company paid $0.4 million in non-reimbursable expenses in connection with the cost sharing agreement.  There was no such activity for the year ended June 30, 2019 as a result of the separation discussed below.

In September 2017, the Company entered into a separation agreement with MAST.  The separation agreement contemplated, among other things, a reduction in the principal balance of the GP Corp. Note, the termination of the cost sharing agreement and the exchange of the MAST warrants for new warrants to purchase 420,000 shares of the Company’s common stock (New MAST Warrants).  As a result of the separation, $0.5 million of non-vested stock-based compensation was forfeited.  In July 2018, MAST Capital exercised the New MAST Warrants.  MAST Capital is the beneficial owner of approximately 7.9% of the Company’s outstanding common stock as of June 30, 2019.  See Note 11 - Borrowings for additional discussion of the GP Corp. Note and Note 13 – Stockholders’ Equity for additional discussion of the warrant activity.

Prior to the September 2017 separation, certain MAST Capital employees were also employees of GECM.  In accordance with the terms of the cost sharing agreement, employee and other operating costs incurred with the Company’s investment management business are based on direct management of each company’s investment portfolio or correlated to percentages of assets under management.  For the year ended June 30, 2018, the Company incurred $0.4 million of non-reimbursable expenses under the cost sharing agreement prior to the separation, of which $0.3 million is included in investment management expenses and $0.1 million is included in selling, general and administrative expense on the statement of operations.  For the year ended June 30, 2017, $1.8 million of investment management expenses included in the statement of operations were charged to MAST Capital.

Real Estate

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in Great Elm FM Holdings, Inc. (GE FM Holdings).  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

6.	Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	June 30, 2019	June 30, 2018
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(1,614)	(384)
Net carrying amount	$54,411	$55,641

Property and Equipment
Leasehold improvements	$774	$45
Vehicles	239	-
Computer equipment and software	187	-
Furniture and fixtures	331	27
Sleep study equipment	232	-
	1,763	72
Accumulated depreciation	(396)	(31)
Net carrying amount	$1,367	$41

Medical Equipment Held for Rental
Medical equipment held for rental	$13,294	$-
Accumulated depreciation	(4,154)	-
Net carrying amount	$9,140	$-

The following table reconciles depreciation expense included in the following lines of the consolidated statements of operations to total depreciation expense for each period presented.

	For the years ended June 30,
(in thousands)	2019	2018	2017
Depreciation and amortization	$1,619	$1,124	$340
Cost of durable medical equipment rentals	5,550	-	-
Total depreciation expense	$7,169	$1,124	$340

7.	Lessor Operating Leases

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

Rental income from real estate leases is summarized in the following table:

	For the years ended June 30,
(in thousands)	2019	2018
Revenues from base rents	$4,603	$1,473
Revenues from additional rental payments	856	377
Total rental revenues	$5,459	$1,850

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the year ending June 30, 2020	$4,120
For the year ending June 30, 2021	4,213
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,419
For the year ending June 30, 2024	4,529
Thereafter	28,673
Total base rent	$50,266

8.	Fair Value Measurements

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the table below:

	Fair Value as of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$17,110	$-	$-	$17,110
Total assets	$17,110	$-	$-	$17,110
Liabilities:
Contingent consideration liability	$-	$-	$1,135	$1,135
Total liabilities	$-	$-	$1,135	$1,135

The only recurring fair value measurements at June 30, 2018 was the investment in GECC which did not have any restrictions at that date.  The investment in GECC was valued using Level 1 inputs at June 30, 2018.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the year ended June 30, 2019:

(in thousands)
Balance as of June 30, 2018	$-
Additions	961
Payments	(295)
Change in fair value	469
Balance as of June 30, 2019	$1,135

There were no Level 3 assets or liabilities held during the year ended June 30, 2018.

Contingent consideration is included within the current portion of related party payables in the consolidated balance sheets.  The contingent consideration arrangement required the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain EBITDA thresholds, as adjusted per the terms of the purchase agreement, are achieved for the 12 months ended December 31, 2018 and 2019.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of September 7, 2018 are as follows: 33.5% volatility and weighted average cost of capital of 14% and related EBITDA forecasts of the acquired businesses for the years ended December 31, 2018 and 2019.  A fair value of $1.0 million was calculated as of the acquisition date.

In June 2019, in conjunction with the Midwest acquisition, there was an amendment to the Transaction Agreement which adjusted certain terms of the related EBITDA target calculation for the 12 months ended December 31, 2019, making it easier to achieve.  As part of this amendment, a payment of $0.3 million was made to certain former shareholders.  The fair value of the remaining contingent consideration was updated to $1.1 million as of June 30, 2019, resulting in a $0.4 million charge which is included in sales, general and administrative expenses.  The valuation as of June 30, 2019 utilized a 27.4% volatility rate and weighted average cost of capital of 12% and estimate of forecasted adjusted EBITDA of the business.

The ultimate payout of the contingent consideration will be based on actual results achieved. As the fair value of the contingent consideration changes until finalized with the results for the twelve months ended December 31, 2019, these changes may have a material impact on earnings.  The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2018 was below the earnout threshold for payout, however, $0.3 million was paid to the sellers in June 2019 related to the year ended December 31, 2019.  An additional contingent consideration payment of up to $2.1 million may be due to the sellers following completion of the review process or if the applicable targets are met during the year ended December 31, 2019.

The Company owns approximately 19.5% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.  There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2019 and 2018.

See Note 11 - Borrowings for additional discussion related to the fair value of notes payable.  The carrying value of all other financial assets and liabilities approximate their fair values.

9.	Goodwill and Other Intangible Assets

The Company’s investment management and real estate segments include identifiable intangible assets acquired through acquisitions in 2016 and 2018, respectively.  In connection with the acquisition of the durable medical equipment businesses and the subsequent acquisition of Midwest, the Company has also recognized goodwill and identifiable intangible assets associated with the tradenames and non-compete agreements.  See Note 4 – Acquisitions.  Intangible assets are amortized using applicable discounted cash flow attribution and straight-line methods over their useful lives.

Goodwill of $50.4 million presented on the consolidated balance sheet consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses in September 2018 and June 2019.  See Note 4 – Acquisitions for additional details.  There was no goodwill as of June 30, 2018.

The changes in the carrying value of goodwill are as follows:

(in thousands)
Balance, June 30, 2018	$-
Acquisitions	50,397
Balance, June 30, 2019	50,397

The following tables provide additional detail related to the Company’s acquired identifiable intangible assets):

	As of June 30, 2019			As of June 30, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$8,800	$(733)	$8,067	$-	$-	$-
Non-compete agreements	1,440	(210)	1,230	-	-	-
	10,240	(943)	9,297	-	-	-

Investment Management
Investment management agreement	3,900	(1,336)	2,564	3,900	(789)	3,111
Assembled workforce	526	(180)	346	526	(106)	420
	4,426	(1,516)	2,910	4,426	(895)	3,531
Real Estate
In-place lease	6,028	(659)	5,369	6,028	(159)	5,869

Total	$20,694	$(3,118)	$17,576	$10,454	$(1,054)	$9,400

Aggregate Amortization Expense (in thousands):
For the year ended June 30, 2019	$2,063
For the year ended June 30, 2018	730
For the year ended June 30, 2017	324

Estimated Future Amortization Expense (in thousands):
For the year ending June 30, 2020	$2,335
For the year ending June 30, 2021	2,187
For the year ending June 30, 2022	2,028
For the year ending June 30, 2023	1,887
For the year ending June 30, 2024	1,701

10.	Lessee Operating Leases

All of the Company’s leases are operating leases.  Certain of the leases have both lease and non-lease components.  The Company has elected to account for the lease component and the non-lease components as a single combined lease component for all classes of underlying assets.  The following table provides additional details of the leases presented in the balance sheets:

(in thousands)	June 30, 2019	June 30, 2018
Facilities
Right of use assets	$6,066	$1,521

Current portion of lease liabilities	1,371	336
Lease liabilities, net of current portion	4,989	1,304
Total liabilities	$6,360	$1,640

Weighted-average remaining life	4.4 years	6.3 years
Weighted-average discount rate	11.7%	10.0%

Vehicles
Right of use assets	$80	$-

Current portion of lease liabilities	18	-
Lease liabilities, net of current portion	62	-
Total liabilities	$80	$-

Weighted-average remaining life	3.7 years	n/a
Weighted-average discount rate	12.3%	n/a

Equipment
Right of use assets	$93	$-

Current portion of lease liabilities	34	-
Lease liabilities, net of current portion	59	-
Total liabilities	$93	$-

Weighted-average remaining life	2.6 years	n/a
Weighted-average discount rate	12.5%	n/a

As of June 30, 2019, the Company had total right of use assets of $6.2 million and lease liabilities of $6.5 million (consisting of $1.4 million in current portion of lease liabilities and $5.1 million in lease liabilities, net of current portion on the consolidated balance sheet) related to the leases discussed herein.  The discount rate for each lease is based on the collateralized borrowing rate at the inception of the lease.

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

	For the years ended June 30,
(in thousands)	2019	2018	2017
Facilities
Operating lease cost	$1,777	$353	$723
Cash paid for operating leases	1,720	920	786

Vehicles
Operating lease cost	$23	$-	$-
Cash paid for operating leases	23	-	-

Equipment
Operating lease cost	$31	$-	$-
Cash paid for operating leases	31	-	-

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the year ending June 30, 2020	$2,090
For the year ending June 30, 2021	2,027
For the year ending June 30, 2022	1,772
For the year ending June 30, 2023	1,135
For the year ending June 30, 2024	781
Thereafter	549
Total lease payments	$8,354
Imputed interest	(1,821)
Total lease liabilities	$6,533

Durable Medical Equipment

As part of the durable medical equipment acquisitions discussed in Note 4 – Acquisitions, the Company assumed leases for facilities, vehicles and equipment.  Subsequent to the acquisitions, the Company has entered into additional similar facilities leases.

The facility leases include offices, retail and warehouse space and sleep labs.  The facility leases have original or amended terms ranging from 60 to 183 months, some of which include an additional option to extend the lease for up to 180 months.  At the date of acquisition, the remaining lease terms for acquired leases ranged from 3 to 96 months.  Certain of these leases have variable rental payments tied to a consumer price index or include additional rental payments for maintenance costs, taxes and insurance, which are accounted for as variable rent.

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

11.	Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

		As of June 30,
(in thousands)	Subsidiaries	2019	2018
Corbel Facility	DME Inc. and subsidiaries	$27,584	$-
GP Corp. Note	GECC GP Corp.	3,148	3,224
Total principal		$30,732	$3,224
Unamortized debt issuance cost		(364)	-
Total long-term related party notes payable		30,368	3,224
Less current portion of related party notes payable		(2,066)	-
Related party notes payable, net of current portion		$28,302	$3,224

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

		As of June 30,
(in thousands)	Subsidiaries	2019	2018
DME Revolver	DME Inc. and subsidiaries	$7,401	$-
Equipment Financing	DME Inc. and subsidiaries	1,475	-
Senior Note	CRIC IT	52,161	54,161
Subordinated Note	CRIC IT	3,277	2,823
Total principal		$64,314	$56,984
Unamortized debt premiums		3,205	3,131
Unamortized debt discounts and issuance costs		(2,250)	(2,484)
Total other outstanding borrowings		65,269	57,631
Less current portion of other outstanding borrowings		(3,530)	(1,999)
Other outstanding borrowings, net of current portion		$61,739	$55,632

The Company incurred interest expense of $6.3 million, $1.1 million and $6.3 million for the years ended June 30, 2019, 2018 and 2017, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the year ending June 30, 2020	$5,596
For the year ending June 30, 2021	11,276
For the year ending June 30, 2022	4,048
For the year ending June 30, 2023	4,195
For the year ending June 30, 2024	24,246
Thereafter	58,677
Total	$108,038

Outstanding principal on related party borrowings	$30,732
Outstanding principal on other borrowings	64,314
Future interest to be paid-in-kind	12,992
Total future required principal payments	$108,038

Additional details of each borrowing by operating segment are discussed below.

Durable Medical Equipment

In September 2018, in conjunction with the acquisition of 80.1% of Great Elm DME, Inc., the Company assumed a secured note (Corbel Facility) with a principal balance of $8.5 million, which was amended and increased to $25 million concurrent with the closing of the acquisition described in Note 4 – Acquisitions.  In addition, the Company assumed and expanded a revolving line of credit agreement (DME Revolver) with a principal balance of $0.8 million, which was amended and increased to $6.3 million at the date of acquisition.

The Company amended and borrowed an additional $3.4 million under the Corbel Facility in June 2019 bringing the outstanding principal balance to $27.6 million as of June 30, 2019.  The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At June 30, 2019 the interest rate was 12.32%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.3 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ending December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

The Corbel Facility is held by a related party, Corbel.  In connection with the issuance of the amended Corbel Facility, the borrowers paid Corbel a one-time structuring fee of $375,000, which is included in debt issuance costs.  See Note 5 – Related Party Transactions and Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the years ended June 30,
(in thousands)	2019	2018	2017
Principal payments	$625	$-	$-
Interest expense	2,617	-	-

The DME Revolver had a balance of $7.4 million at June 30, 2019 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on August 30, 2020 and accrue interest at a variable rate of the prime rate plus 0.40% per annum.  At June 30, 2019 the interest rate was 5.90%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  If the DME Revolver is terminated within the first year, a termination fee equal to 3% of the original credit limit will be due.  The Company has classified all borrowings under the DME Revolver as long term in the consolidated balance sheets based on the maturity date of the facility.

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

As of June 30, 2019, the fair value approximates the carrying value for both the Corbel Facility and the DME Revolver.

Beginning in April 2019, DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the year ended June 30, 2019, the Company financed $1.6 million in inventory and equipment through such financing agreements.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At June 30, 2019 the interest rate was 5.32%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

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

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the years ended June 30,
(in thousands)	2019	2018	2017
Principal payments	$76	$712	$36,838
Interest expense	181	217	285

The Company estimated the fair value of the GP Corp. Note as of June 30, 2019 and June 30, 2018, on a non-recurring basis, using Level 3 inputs.  As of June 30, 2019 and June 30, 2018, the carrying value of the note approximated the fair value.

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

As of June 30, 2019 and June 30, 2018, the fair value approximates the carrying value for both the Senior Note and Subordinated Note.

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

Tax Benefits Preservation Agreement

On January 28, 2018, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement, between the Company and Computershare Trust Company, N.A., as Rights Agent (the Rights Plan) to replace the Company’s existing Tax Benefits Preservation Agreement, which expired on January 29, 2018, (the Expired Agreement).  The Rights Plan is substantially the same as the Expired Agreement.  In October 2017, the original Rights Plan was approved by the Company’s stockholders.

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

Stock Plans

In November 2013, the Company’s stockholders approved the Amended and Restated 1999 Directors’ Equity Compensation Plan (the Directors’ Plan).  Options and awards granted to new or existing Outside Directors (as defined in the Directors’ Plan) under the Directors’ Plan vest ratably over a period of one to three years.  The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board of Directors of the Company upon or within 24 months following a change in control of the Company.  The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant.  Under the Directors’ Plan, stock option grants have a term of ten years.  As of June 30, 2019, the Company had a total of 2,000 shares outstanding under the Directors’ Plan.

In November 2013, the Company’s stockholders approved the Amended and Restated 2006 Stock Incentive Plan (the 2006 Plan) to provide incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the Company and its affiliates.  The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units.  Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half shares.  The exercise price of options granted under the 2006 Plan approximates the fair market value of the Company’s common stock on the date of grant.  Options issued under the 2006 Plan generally expire ten years from the date of grant.  Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period.  As of June 30, 2019, the Company had a total of 214,685 shares outstanding under the 2006 Stock Plan.

In June 2016, the Company’s stockholders approved the Great Elm Capital Group, Inc.  2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan) and the Great Elm Capital Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan).  In October 2018, the Company’s stockholders approved amendments to the 2016 Long-Term Incentive Plan.  As of June 30, 2019, the Company had a total of 3,221,668 shares outstanding under the 2016 Long-Term Incentive Plan and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares reserved for issuance under the plans discussed above as of June 30, 2019:

Shares of Common Stock Reserved for Issuance
Director's Plan	24,166
2006 Plan	-
2016 Long-Term Incentive Plan	1,042,043
2016 Employee Stock Purchase Plan	944,000
Total	2,010,209

Performance Shares (Restricted Stock Awards)

During the year ended June 30, 2019, there were no awards or forfeitures of restricted stock awards included in the below table and 732,909 remain outstanding as of June 30, 2019.  Restricted stock awards granted have both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021. Additionally, in September 2017, the Company modified the restricted stock awards to include a provision for changes in control.  This modification did not result in the recognition of additional compensation cost.

In order to recognize compensation expense over the vesting period, the Company estimates the probability of the performance target being met on an on-going basis.  As of June 30, 2019, the Company estimates that approximately 479,504 of the restricted stock awards are probable of vesting under the performance condition.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  There were no forfeitures during the year ended June 30, 2019.

The aggregate grant date fair value of restricted stock granted during the 2019, 2018 and 2017 fiscal years was $0.6 million, $0.3 million and $4.5 million, respectively.  For the years ended June 30, 2019 and 2018, the total intrinsic value of restricted stock vested was $0.6 million and $1.2 million, respectively.  There was no restricted stock vested during the year ended June 30, 2017.

The activity of the Company’s restricted stock awards and units for the year ended June 30, 2019 was as follows:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	767	$3.92
Granted	186	3.43
Vested	(171)	3.53
Forfeited	-	-
Outstanding at June 30, 2019	782	$3.89

Stock Options

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

The ranges of assumptions used to value options granted were as follows:

As of June 30,
	2019	2018	2017
Expected volatility	58.9% - 59.8%	60.8% - 63.4%	64.7% - 66.6%
Expected dividends	-	-	-
Expected term (years)	6.25 - 6.50	3.00 - 6.50	6.25 - 7.25
Risk-free rate	2.27% - 3.13%	1.54% - 2.52%	1.50% - 2.00%

The option activity for the year ended June 30, 2019 was as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2018	2,676	$4.31	7.44	$70
Options granted	110	3.74
Exercised	(44)	3.25
Forfeited, cancelled or expired	(86)	3.62
Outstanding at June 30, 2019	2,656	$4.33	6.49	$1,590
Exercisable at June 30, 2019	1,717	$4.72	5.45	$945
Vested and expected to vest as of June 30, 2019	2,656	$4.33	6.49	$1,590

The weighted average grant date fair value of options, per share, granted during the 2019, 2018 and 2017 fiscal years was $2.19, $1.95, and $3.68, respectively.  During the year ended June 30, 2019, the total intrinsic value of options exercised was approximately $0.1 million.  There were no options exercised during the year ended June 30, 2018.

Stock-based compensation expense totaled $1.0 million, $4.4 million, and $2.0 million for the years ended June 30, 2019, 2018 and 2017, respectively.  Stock-based compensation expense for the year ended June 30, 2018 included approximately $1.5 million related to modified and accelerated GP Corp. stock-based compensation charges as a result of the Company eliminating the vesting provisions and removing the call rights for the GP Corp. stock owned by employees of the Company.  The recognized stock-based compensation expense equaled the estimated fair value of the non-controlling interest held by our employees in GP Corp. at the time of the modification.

As of June 30, 2019 and 2018, the Company had unrecognized compensation cost related to all unvested share awards and options totaling $2.9 million and $3.8 million, respectively, expected to be recognized as the awards and options vest over the next 1.6 years.

GP Corp. Stock – Non-Controlling Interest

In September 2107, the Company eliminated the vesting provisions and removed the call rights for the GP Corp. stock owned by employees of the Company.  As a result of the elimination, the Company recognized stock-based compensation expense of $1.5 million for the year ended June 30, 2018, equal to the estimated fair value of the non-controlling interest held by our employees in GP Corp.

Other Equity Transactions

Warrants

During the year ended June 30, 2018, the Company issued warrants to purchase 1,686,000 shares of common stock with an estimated grant date fair value of $0.05 million.  The exercise price of the warrants was variable and based on the average of quoted market prices for the ten days preceding notice of exercise.  The Company utilized a Monte-Carlo simulation model to estimate the fair value of its equity-classified warrant issuances.

During the year ended June 30, 2019, the Company received cash proceeds totaling $1.4 million from the exercise of 420,000 warrants by MAST Capital at approximately $3.35 per share.  During the year ended June 30, 2018, the Company received cash proceeds totaling $4.6 million from the exercise of 1,266,000 warrants by a designee of Northern Right Capital Management, L.P at approximately $3.60 per share.  Matthew A. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right Capital Management, L.P.

There are no remaining warrants outstanding at June 30, 2019.

13.	Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest and preferred stock of subsidiary balances on the consolidated balance sheets:

	As of June 30,
(in thousands)	2019	2018
DME Holdings
Preferred stock classified as liability	$-	$-
DME Inc.
NCI classified as temporary equity	3,912	-
NCI classified as permanent equity	3,912	-
Total DME Inc.	7,824	-
GECC GP Corp.
NCI classified as permanent equity	(626)	(465)
GE FM Holdings
NCI classified as permanent equity	730	687
Total	$7,928	$222

The following table summarizes the net income (loss) attributable to the non-controlling interests on the consolidated statements of operations:

	For the years ended June 30,
(in thousands)	2019	2018	2017
DME Holdings
Preferred stock classified as liability	$-	$-	$-
DME Inc.
NCI classified as temporary equity	(53)	-	-
NCI classified as permanent equity	(53)	-	-
Total DME Inc.	(106)	-	-
GECC GP Corp.
NCI classified as permanent equity	(160)	(455)	(30)
GE FM Holdings
NCI classified as permanent equity	42	16	-
Total	$(224)	$(439)	$(30)

Preferred stock in DME Holdings classified as liability

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued 5,266 shares of preferred stock in DME Holdings valued at $1,000 per share at issuance.  In January 2019, as a result of adjustments to the net working capital adjustment to the total consideration for the acquisition, 214 shares of preferred stock were cancelled and forfeited.  The Company redeemed an additional 1,500 shares of preferred stock in March 2019 and the remaining 3,552 shares of preferred stock were redeemed in June 2019.  As of June 30, 2019, there were no shares of preferred stock in DME Holdings outstanding.  The following table summarizes the preferred stock activity for the year ended June 30, 2019:

(in thousands)
Balance as of June 30, 2018	-
Issuance of preferred stock	5,266
Redemption of preferred stock	(5,266)
Balance as of June 30, 2019	-

The preferred stock provided for a 10% annual dividend, which was payable semi-annually.  The preferred stock were mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or September 7, 2038.  The redemption events included a change in control, initial public offering, liquidation of DME Holdings, or failure to pay dividends.  The preferred stock ranked senior and had preference to the common shares of DME Holdings.  The shares were non-voting, did not participate in the earnings of DME Holdings and contained standard protective rights.

As the preferred stock were mandatorily redeemable at a specified date, the security had been classified as a liability in the consolidated balance sheet for the interim periods during which the preferred stock were outstanding.  The dividends on the preferred stock are included in interest expense in the consolidated statement of operations.

Under the terms of the preferred stock, DME Holdings had to maintain a required level of capitalization.  At the option of the Company, such capitalization was required to be an amount in cash and/or common stock of GECC, net of any debt of DME Holdings, with an aggregate value greater than or equal to 125% of the value of the shares of preferred stock.  If at any month end the value of the qualifying assets fell below the required threshold, the Company contributed additional assets to meet the capitalization requirements.  Similarly, if at any month end the value of the qualifying assets exceeded the required threshold, the Company removed the excess assets.  This investment was classified as restricted investments in the consolidated balance sheet during the applicable interim periods.  Upon redeeming all the outstanding preferred stock in June 2019, the restriction on this investment was removed.

The preferred stock were held by Corbel, who is also the holder of the Corbel Facility and the non-controlling interest in DME Inc. classified as temporary equity discussed below.  See Note 5 – Related Party Transactions and Note 11 – Borrowings.

Non-controlling interest in DME Inc. classified as temporary equity

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued a 9.95% common stock equity ownership in DME Inc.  The holder of the interest has a board observer rights for the DME Inc. board of directors, but no voting rights.  DME Inc. has the right of first offer if the holder desires to sell the security and in the event of a sale of DME Inc., the holder must sell their securities (drag along rights) and has the right to participate in sales of DME Inc. securities (tag along rights).  In addition, upon the seventh anniversary of issuance date, if (i) the holder owns at least 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of DME Inc. has not commenced and (iii) the holder has not had an earlier opportunity to sell its shares at their fair market value, the holder has the right to request a marketing process for a sale of DME Inc. and has the right to put its common shares to DME Inc. at the price for such shares implied by such marketing process.  The Company also has the right to call the holder’s common shares at such price.  The holder of the non-controlling interest is entitled to participate in earnings of DME Inc. and is not required to fund losses.  As the redemption is contingent upon future events outside of the Company’s control which are not probable, the Company has classified the non-controlling interest as temporary equity and its fair value on the date of issuance, adjusted for any earnings in DME Inc.

The holder of this non-controlling interest, Corbel, is a related party.  See Note 5 – Related Party Transactions and Note 11 – Borrowings.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law.  Among other changes resulting from the Tax Act is a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company remeasured certain deferred tax assets and liabilities based on the rate in which they are anticipated to be reversed in the future, which is generally 21%.  The amount recorded related to the remeasurement of the Company’s deferred tax balance was a tax expense of approximately $239.4 million and an off-setting adjustment to the valuation allowance.  The Company provides a full valuation allowance for all of its federal and state deferred tax assets, therefore the reduction in the federal deferred tax assets resulting from the Tax Act had no effect on the Company’s consolidated balance sheet or statement of operations as of and for the year ended June 30, 2018.  During the year ended June 30, 2019, the Company finalized the impact of the Tax Act with no adjustments to the preliminary amount necessary.

The Company had loss from continuing operations before provision for income taxes of $9.1 million, $11.7 million and $18.7 million for the years ended June 30, 2019, 2018 and 2017, respectively.  There was no foreign activity during these years.

The provision (benefit) for income taxes includes the following:

	For the years ended June 30,
(in thousands)	2019	2018	2017
Current:
Domestic Income Tax	$84	$-	$-
Foreign Income Tax	-	-	-
	$84	$-	$-
Deferred:
Domestic Income Tax	$(2,266)	$(329)	$(1,210)
Foreign Income Tax	-	-	-
	$(2,266)	$(329)	$(1,210)
Total	$(2,182)	$(329)	$(1,210)

The Company recognized an income tax benefit from continuing operations of $2.2 million, $0.3 million, and $1.2 million for the years ended June 30, 2019, 2018 and 2017, respectively.

During 2019, the Company recognized an income tax benefit with respect to discontinued operations of $1.3 million related to intraperiod allocations.  In addition, the Company recognized an income tax benefit with respect to deferred tax liabilities of $0.9 million acquired in the durable medical equipment acquisition.  During 2017, the Company recognized income tax with respect to discontinued operations of $1.2 million related to intraperiod allocations.  During 2017, income tax expense from discontinued operations totaled $0.9 million, net of the release of $0.3 million of accrued taxes for divested foreign subsidiaries and other for taxes previously accrued by the subsidiaries.  No intraperiod allocations were made in 2018.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company's income (loss) before income taxes by the statutory income tax rate of 21% for fiscal year 2019, 28.06% for fiscal year 2018 and 35% for fiscal year 2017:

	For the years ended June 30,
(in thousands)	2019	2018	2017
Federal benefit at statutory rate	$(1,900)	$(3,268)	$(6,523)
State taxes	(427)	(301)	(794)
Permanent adjustments	36	4	22
Change in valuation allowance	(5,788)	(248,923)	6,230
Provision to return true-up	(134)	125	(87)
Deferred remeasurement	(174)	239,608	-
Net operating loss and credit expirations	6,335	11,805	-
Stock compensation adjustment	(122)	607	-
Other	(8)	14	(58)
Total Tax Expense/(Benefit)	$(2,182)	$(329)	$(1,210)

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
(in thousands)	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$358,913	$365,546
Accruals and allowances not deductible for tax purposes	2,399	1,945
Stock based compensation	799	684
Unrealized loss on investment	3,299	2,846
Lease liability	1,298	-
Interest expense carryforward	900	-
Total deferred tax assets, gross	$367,608	$371,021
Less: valuation allowance	$(362,536)	$(368,322)
Total deferred tax assets, net	$5,072	$2,699
Deferred Tax Liabilities:
Right to use asset	$(1,611)	$(366)
Acquired intangibles	(2,373)	(1,735)
Lease receivable	(240)	(58)
Goodwill	(456)	-
Acquired indefinite lived assets	(724)	(688)
Total deferred tax liabilities	$(5,404)	$(2,847)

Total deferred tax liabilities, net (indefinite-lived assets)	$(332)	$(148)

In light of the Company's history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized.  The decrease of $5.8 million in the overall valuation allowance relates primarily to the expiration of federal tax attributes and the impact of current year acquisitions partially offset by operating losses for which we currently do not provide a tax benefit.  The state deferred amounts reflected in the above table were calculated using the enacted tax rates.  The Company will establish the related federal deferred tax liability for the benefit of the state deduction in conjunction with its analysis of the realizability of its state deferred tax assets.  The Company has a net deferred tax liability due to an indefinite-lived real property which is not depreciable for US GAAP purposes as well as indefinite-lived goodwill that is not amortizable for US GAAP purposes.  As a result of the sale of the patent licensing business in fiscal year 2016, the Company does not have any foreign deferred tax assets as of June 30, 2019, 2018 and 2017.

As of June 30, 2019, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.6 billion and $199 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2020 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later may be carried forward indefinitely.  The California NOL carryforwards will expire from 2029 through 2037.  The Massachusetts NOL carryforwards will expire from 2031 to 2037.

The following table reflects federal NOL carryforwards that will expire beginning in the fiscal year ended June 30, 2020 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2020	$174,877
2021	504,561
2022	143,137
2023	131,077
2024	60,132
2025 through 2037	603,819
Indefinite	8,157
Total	$1,625,760

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

During the 2019, 2018 and 2017 fiscal years, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2016	$12,966
Addition for tax positions of prior years	-
Reductions for tax positions of prior years	(54)
Lapse of statute of limitations	(176)
Balance as of June 30, 2017	12,736
Addition for tax positions of prior years	39,027
Reductions for tax positions of prior years	-
Lapse of statute of limitations	(417)
Balance as of June 30, 2018	51,346
Addition for tax positions of prior years	-
Reductions for tax positions of prior years	(13)
Lapse of statute of limitations	(879)
Balance as of June 30, 2019	$50,454.00

During the year ended June 30, 2019, the Company’s unrecognized tax benefits decreased by $0.9 million due to the expiration of the Company’s historical research and development credits for which an unrecognized tax benefit had been established.  During the year ended June 30, 2018, the Company’s unrecognized tax benefits increased by $38.6 million due to uncertainties associated with its historical research and development credits.  During the year ended June 30, 2017, the Company’s unrecognized tax benefits decreased by $0.2 million due to the expiration of certain statutes of limitations reflected in discontinued operations.

As of June 30, 2019 and 2018, the Company had approximately $50.5 million and $51.3 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits, if recognized, would impact the effective tax rate by $50.5 million and $51.3 million, respectively, for the years ended June 30, 2019 and 2018, without considering the impact of the valuation allowance.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations.  As of June 30, 2019 and 2018, no amount is accrued for interest associated with tax liabilities.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal, U.S. state and foreign tax returns.  Because of NOL carryforwards, substantially all of the Company's tax years, from the 1995 through 2019 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed.  Substantially all of the Company’s tax years, from the 1995 through 2019 fiscal years, remain open to state tax examination.

15.	Segment Information

The Company allocates resources based on four operating segments: durable medical equipment, investment management, real estate, and general corporate.  Prior to the acquisition of the investment management business in November 2016, the Company viewed all of its operations as a single integrated business.  No resources were allocated to the real estate business prior to the first real estate acquisition in March 2018 and no resources were allocated to the durable medical equipment business prior to the first durable medical equipment acquisition in September 2018.  All operations and assets are based in the United States.

The following tables summarize the results of operations by segment.

	For the year ended June 30, 2019
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$41,880	$3,841	$5,459	$123	$(123)	$51,180
Operating costs and expenses:
Cost of durable medical equipment sold and services	(11,463)	-	-	-	-	(11,463)
Cost of durable medical equipment rentals	(5,798)	-	-	-	-	(5,798)
Depreciation and amortization	(1,323)	(631)	(1,729)	-	-	(3,683)
Stock-based compensation(2)	-	(521)	-	(457)	-	(978)
Transaction costs(3)	(551)	-	-	(1,582)	-	(2,133)
Other selling, general and administrative	(20,260)	(3,504)	(884)	(6,904)	123	(31,429)
Total operating expenses	(39,395)	(4,656)	(2,613)	(8,943)	123	(55,484)
Other income (expense):
Interest expense	(3,415)	(180)	(2,655)	-	-	(6,250)
Other income (expense)	(177)	-	-	1,682	-	1,504
Total other income (expense), net	(3,592)	(180)	(2,655)	1,682	-	(4,746)
Total pre-tax income (loss) from continuing operations	$(1,107)	$(995)	$191	$(7,138)	$-	$(9,050)

	For the year ended June 30, 2018
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate(5)	General Corporate	Reconciliation to Consolidated Total	Consolidated Total
Revenue:
Total revenue	$-	$4,085	$1,850	$-	$-	$5,935
Operating costs and expenses:
Depreciation and amortization	-	(585)	(538)	(1)	-	(1,124)
Stock-based compensation(2)	-	(3,487)	-	(938)	-	(4,425)
Other selling, general and administrative	-	(4,719)	(375)	(5,761)	-	(10,855)
Total operating expenses	-	(8,791)	(913)	(6,700)	-	(16,404)
Other income (expense):
Interest expense	-	(217)	(854)	-	-	(1,071)
Other income (expense)	-	13	-	(143)	-	(130)
Total other income (expense), net	-	(204)	(854)	(143)	-	(1,201)
Total pre-tax income (loss) from continuing operations	$-	$(4,910)	$83	$(6,843)	$-	$(11,670)

	For the year ended June 30, 2017
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate(5)	General Corporate	Reconciliation to Consolidated Total	Consolidated Total
Revenue:
Total revenue	$-	$4,927	$-	$-	$-	$4,927
Operating costs and expenses:
Depreciation and amortization	-	(340)	-	-	-	(340)
Stock-based compensation(2)	-	(1,434)	-	(529)	-	(1,963)
Other selling, general and administrative	-	(3,345)	-	(3,884)	-	(7,229)
Total operating expenses	-	(5,119)	-	(4,413)	-	(9,532)
Other income (expense):
Interest expense	-	(285)	-	(6,036)	-	(6,321)
Other income (expense)	-	(12)	-	(7,712)	-	(7,724)
Total other income (expense), net	-	(297)	-	(13,748)	-	(14,045)
Total pre-tax income (loss) from continuing operations	$-	$(489)	$-	$(18,161)	$-	$(18,650)

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

(3)	Transaction costs, which consist of legal and other professional services, are included in selling, general and administrative expense in the consolidated statements of operations.
(4)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.
(5)	Our real estate business began in March 2018 and there was no related activity prior to that date.

The following tables summarize assets by segments:

	As of June 30, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,464	$43	$54,411	$-	$64,918
Identifiable intangible assets, net	9,297	2,910	5,369	-	17,576
Goodwill	50,397	-	-	-	50,397
Other assets	17,300	3,065	1,534	27,936	49,835
Total	$87,458	$6,018	$61,314	$27,936	$182,726

	As of June 30, 2018
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$-	$41	$55,641	$-	$55,682
Identifiable intangible assets, net	-	3,531	5,869	-	9,400
Other assets	-	5,878	937	61,690	68,505
Total	$-	$9,450	$62,447	$61,690	$133,587

16.	Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business.  The Company maintains insurance to mitigate losses related to certain risks.  The Company is not a named party in any other pending or threatened litigation that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows

17.	Discontinued Operations

On June 30, 2016, the Company sold two of its previously wholly-owned subsidiaries (the Divestiture) engaged in the patent licensing business for an aggregate purchase price of up to $40 million.  The purchaser paid the Company $30 million, plus certain adjustments, upon the closing of the Divestiture, and had made claims that it had incurred indemnifiable losses in excess of the remaining $10 million due under the purchase and sale agreement.

On January 21, 2019, we entered into a mutual release and settlement agreement with the purchaser resulting in the release of any indemnifiable liabilities and an incremental cash receipt of $1.5 million.  Prior to the execution of this settlement, the Company had determined that a loss related to final settlement with the purchaser was not realizable or estimable, and therefore had not accrued for any losses; however, the recognition of a portion of proceeds received associated with the former patent licensing business had been deferred pending finalization of all contingencies.  The settlement resulted in a $5.0 million gain in discontinued operations during the year ended June 30, 2019, consisting of the extinguishment of related liabilities of $3.6 million and the receipt of cash of $1.5 million from the purchaser, partially offset by legal fees of $0.1 million.  The net income from discontinued operations includes these gains, offset by a tax provision of $1.3 million for the year ended June 30, 2019.

The following table provides a reconciliation of the Company’s previous operations as reclassified for all of the periods presented:

	For the years ended June 30,
(in thousands)	2019	2018	2017
Discontinued operations:
Net revenue	$1,500	$-	$8,750
Patent licensing expenses(1)	-	-	(5,630)
Extinguishment of liabilities related to discontinued operations	3,608	-	-
General and administrative expenses(2)	(87)	(165)	-
Pretax gain (loss) from discontinued operations	5,021	(165)	3,120
Income tax benefit (expense)	(1,285)	-	(917)
Net gain (loss) from discontinued operations	$3,736	$(165)	$2,203
(1)	Amounts for the year ended June 30, 2017 primarily consist of non-recurring fee split obligations associated with the Microsoft settlement as further discussed below.
(2)

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

18.	Quarterly Financial Results (Unaudited)

The following table sets forth a summary of the Company’s unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2019.  The information has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the accompanying consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

	Fiscal Year Ended June 30, 2019				Fiscal Year Ended June 30, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenues(1)	$15,082	$14,084	$15,541	$6,473	$2,091	$(448)	$2,523	$1,769
Operating costs and expenses	16,659	14,601	15,308	8,916	4,652	3,088	3,527	5,137
Operating loss from continuing operations	$(1,577)	$(517)	$233	$(2,443)	$(2,561)	$(3,536)	$(1,004)	$(3,368)
Income (loss) from continuing operations	$(998)	$322	$(4,251)	$(1,941)	$(2,521)	$(4,234)	$(1,202)	$(3,384)
Income (loss) from discontinued operations	(50)	3,879	(25)	(68)	(10)	(155)	-	-
Net income (loss) attributable to Great Elm Capital Group, Inc.	$(794)	$4,236	$(4,346)	$(2,004)	$(2,507)	$(4,361)	$(1,169)	$(3,030)
Basic income (loss) from continuing operations per share	$(0.03)	$0.02	$(0.17)	$(0.08)	$(0.10)	$(0.17)	$(0.05)	$(0.13)
Basic income (loss) from discontinued operations per share	(0.00)	0.15	(0.00)	(0.00)	(0.00)	(0.01)	-	-
Basic income (loss) per share	$(0.03)	$0.17	$(0.17)	$(0.08)	$(0.10)	$(0.18)	$(0.05)	$(0.13)
Diluted income (loss) from continuing operations per share	$(0.03)	$0.02	$(0.17)	$(0.08)	$(0.10)	$(0.17)	$(0.05)	$(0.13)
Diluted income (loss) from discontinued operations per share	(0.00)	0.15	(0.00)	(0.00)	(0.00)	(0.01)	-	-
Diluted income (loss) per share	$(0.03)	$0.17	$(0.17)	$(0.08)	$(0.10)	$(0.18)	$(0.05)	$(0.13)
Shares used in computing:
Basic income (loss) per share	25,335	25,265	25,187	25,054	24,712	24,612	24,562	23,233
Diluted income (loss) per share	25,335	25,277	25,187	25,054	24,712	24,612	24,562	23,233

(1)

Investment management revenues are net of incentive fee reversals determined based upon a hypothetical liquidation of net assets at March 31, 2018.  The incentive fee reversal is related to the conversion of Avanti third lien notes, an investment of GECC, to common equity in March 2018.

19.	Subsequent Events

On July 1, 2019 we entered into an agreement to divest of our Arizona hospice operations within our durable medical equipment segment for $0.5 million.  The consideration received approximates the book value of assets to be transferred, which primarily consist of equipment held for rental.  This divestiture does not represent a strategic shift that will affect our operations and financial results.

SCHEDULE III

GREAT ELM CAPITAL GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

June 30, 2019

(in thousands)		Initial cost to company		Gross amount of which carried at close of period(a)(b)					Life on which depreciation in latest
Description	Encumbrances	Land	Buildings and improvements	Land	Buildings and improvements	Total	Accumulated depreciation(a)	Date acquired	income statements is computed

Office buildings
Gartner I and II	$55,438	$9,170	$46,855	$9,170	$46,855	$56,025	$1,614	03/06/18	(c)
Fort Myers, FL
(a)

All property was acquired during the year ended June 30, 2018 as part of the real estate transaction described more fully in Note 4 of the Notes to the Consolidated Financial Statements.  Reconciliation of total real estate carrying value and accumulated depreciation for the years ended June 30, 2019 and 2018 are as follows:

(in thousands)	Real Estate	Accumulated Depreciation
Balance as of June 30, 2017	$-	$-
Acquisitions	56,025	-
Depreciation expense	-	384
Balance as of June 30, 2018	56,025	384
Depreciation expense	-	1,230
Balance as of June 30, 2019	$56,025	$1,614

(b)	The aggregate cost for federal income tax purposes was $64.5 million at June 30, 2019.
(c)	Depreciation is computed based on the following estimated lives:
Description	Life in Years
Real Estate Assets
Buildings	55
Site improvements	16
Tenant improvements	12

S-1