Form 10-Q
period 2019-09-30
Great Elm Capital Group, Inc.
filed 2019-11-12
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of November 6, 2019, there were 25,392,337 shares of the registrant’s common stock outstanding

1

Table of Contents

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2019	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2018	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION		48

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

SIGNATURES		50

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

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contain forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements.  These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company that we manage through our investment management business;
▪	the dividend rate that GECC will pay;
▪	our ability to continue to develop and grow our durable medical equipment, investment management and real estate businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events;
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
▪

other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2019	June 30, 2019
Current assets:
Cash and cash equivalents	$10,102	$12,122
Restricted cash	753	708
Accounts receivable	8,442	8,832
Related party receivables	1,340	1,421
Investments, at fair value (cost $30,000)	16,127	17,110
Inventories	1,544	1,336
Prepaid and other current assets	728	871
Total current assets	39,036	42,400
Real estate assets, net	54,105	54,411
Property and equipment, net	1,225	1,367
Equipment held for rental, net	9,017	9,140
Identifiable intangible assets, net	16,857	17,576
Goodwill	50,433	50,397
Right of use assets	6,138	6,239
Other assets	1,328	1,196
Total assets	$178,139	$182,726
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,638	$5,158
Accrued expenses and other liabilities	4,309	3,951
Related party payables	1,012	1,940
Current portion of lease liabilities	1,485	1,423
Current portion of long term debt	9,071	2,159
Current portion of related party notes payable	1,494	2,066
Current portion of equipment financing debt	1,664	1,371
Total current liabilities	24,673	18,068
Lease liabilities, net of current portion	4,935	5,110
Long term debt, net of current portion	53,911	61,635
Related party notes payable, net of current portion	27,934	28,302
Equipment financing debt, net of current portion	89	104
Other liabilities	588	513
Total liabilities	112,130	113,732
Commitments and Contingencies
Contingently redeemable non-controlling interest	3,832	3,912
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,115,600 shares issued and 25,382,503 outstanding at September 30, 2019; and 26,086,086 shares issued and 25,352,989 outstanding at June 30, 2019	25	25
Additional paid-in-capital	3,305,708	3,305,415
Accumulated deficit	(3,247,463)	(3,244,374)
Total Great Elm Capital Group, Inc. stockholders' equity	58,270	61,066
Non-controlling interests	3,907	4,016
Total stockholders' equity	62,177	65,082
Total liabilities, non-controlling interest and stockholders' equity	$178,139	$182,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended September 30,
	2019	2018
Revenues:
Durable medical equipment sales and services revenue	$7,745	$2,784
Durable medical equipment rental income	5,486	1,307
Investment management revenues	867	940
Real estate rental income	1,273	1,442
Total revenues	15,371	6,473

Operating costs and expenses:
Cost of durable medical equipment sold and services	3,463	944
Cost of durable medical equipment rentals (includes depreciation expense of $2,051 and $280 for the three months ended September 30, 2019 and 2018, respectively)	2,265	290
Durable medical equipment other operating expenses	6,849	1,861
Investment management expenses	691	1,449
Real estate expenses	124	295
Depreciation and amortization	1,067	710
Selling, general and administrative	1,786	3,367
Total operating costs and expenses	16,245	8,916
Operating loss	(874)	(2,443)
Dividends and interest income	514	547
Unrealized gain (loss) on investment in GECC	(983)	905
Interest expense	(1,696)	(995)
Other income, net	3	45
Loss from continuing operations, before income taxes	(3,036)	(1,941)
Income tax expense	(242)	-
Loss from continuing operations	(3,278)	(1,941)
Discontinued operations:
Loss from discontinued operations, net of tax	-	(68)
Net loss	$(3,278)	$(2,009)
Less: net income (loss) attributable to non-controlling interest	(189)	(5)
Net income (loss) attributable to Great Elm Capital Group	$(3,089)	$(2,004)
Basic income (loss) per share
Continuing operations	$(0.12)	$(0.08)
Discontinued operations	-	-
Net income (loss)	$(0.12)	$(0.08)
Diluted income (loss) per share from:
Continuing operations	$(0.12)	$(0.08)
Discontinued operations	-	-
Net income (loss)	$(0.12)	$(0.08)
Weighted average shares outstanding
Basic	25,373	25,054
Diluted	25,373	25,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2019	25,353	$25	$3,305,415	$(3,244,374)	$61,066	$4,016	$65,082	$3,912
Net income (loss)	-	-	-	(3,089)	(3,089)	(109)	(3,198)	(80)
Issuance of common stock related to vesting of restricted stock	30	0	0	-	0	-	0	-
Stock-based compensation	-	-	293	-	293	-	293	-
BALANCE, September 30, 2019	25,383	25	3,305,708	(3,247,463)	58,270	3,907	62,177	3,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2018	24,719	$25	$3,302,886	$(3,238,547)	$64,364	$222	$64,586	$-
Net income (loss)	-	-	-	(2,004)	(2,004)	(15)	(2,019)	10
Adoption of accounting standard	-	-	-	(2,919)	(2,919)	-	(2,919)	-
Acquisition of Great Elm DME, Inc.	-	-	-	-	-	3,632	3,632	3,632
Issuance of common stock related to warrants exercise	420	0	1,409	-	1,409	-	1,409	-
Issuance of common stock related to vesting of restricted stock	4	0	0	-	0	-	0	-
Stock-based compensation	-	-	490	-	490	-	490	-
BALANCE, September 30, 2018	25,143	25	3,304,785	(3,243,470)	61,340	3,840	65,180	3,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,278)	$(2,009)
(Gain) loss from discontinued operations	-	68
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,118	990
Stock-based compensation	293	673
Unrealized (gain) loss on investments	983	(905)
Non-cash interest and amortization of debt issuance costs	234	194
Deferred tax benefit related to continuing operations	-	-
Other non-cash expense, net	294	34
Gain on sale of equipment held for rental	(185)	-
Change in fair value of contingent consideration	(195)	-
Changes in operating assets and liabilities:
Related party receivable	81	230
Accounts receivable	390	(450)
Inventories	(208)	(152)
Prepaid assets, deposits, and other assets	(312)	(701)
Operating leases	(306)	(31)
Related party payable	(733)	7
Accounts payable, accrued liabilities and other liabilities	945	1,699
Net cash provided by (used in) operating activities - continuing operations	1,121	(353)
Net cash provided by (used in) operating activities - discontinued operations	-	(68)
Net cash provided by (used in) operating activities	1,121	(421)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(41,821)
Purchases of equipment held for rental	(2,078)	(401)
Proceeds from sale of equipment held for rental	669	-
Purchases of property and equipment	(17)	(37)
Proceeds from sale of property and equipment	37	-
Net cash used in investing activities - continuing operations	(1,389)	(42,259)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(1,389)	(42,259)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the three months ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds on revolving line of credit	-	5,555
Principal payments on revolving line of credit	(500)	-
Principal payments on long term debt	(524)	(485)
Proceeds from note payable to seller	-	16,500
Principal payments on related party notes payable	(961)	-
Principal payments on equipment financing	(580)	-
Proceeds from equipment financing	858	-
Debt financing costs	-	(430)
Proceeds from issuance of common stock, gross	-	1,409
Net cash provided by financing activities - continuing operations	(1,707)	22,549
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	(1,707)	22,549
Net decrease in cash, cash equivalents and restricted cash	(1,975)	(20,131)
Cash, cash equivalents and restricted cash at beginning of year	12,830	43,540
Cash, cash equivalents and restricted cash at end of year	$10,855	$23,409

Cash paid for interest	$2,240	$471

Non-cash investing and financing activities
Assumption of borrowings in connection with acquisition	$-	$9,275
Issuance of non-controlling interests in subsidiary in connection with acquisition	-	7,265
Preferred stock issued to seller in acquisition	-	5,266
Contingent consideration issued in connection with acquisition	-	1,225
Lease liabilities and right of use assets arising from operating leases	198	-

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

	September 30, 2019	June 30, 2019
Cash and cash equivalents	10,102	12,122
Restricted cash	753	708
Cash, cash equivalents and restricted cash	10,855	12,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019

1. Organization

Great Elm Capital Group, Inc. (the Company) is a holding company incorporated in Delaware.  The Company currently has four operating segments: durable medical equipment, investment management, real estate and general corporate.  The Company is pursuing business development opportunities in durable medical equipment, investment management, real estate and other industries.

On September 7, 2018, the Company, through its subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc. (DME Inc.) an entity formed to acquire and combine two companies Valley Healthcare Holding, LLC (Valley) and Northwest Medical, Inc. (Northwest), which both specialize in the distribution of respiratory care equipment, including primarily positive air pressure equipment and supplies, ventilators and oxygen equipment and operate in Arizona, Nebraska Oregon, Washington and Alaska.  On June 12, 2019, the Company expanded its durable medical equipment business through the acquisition of certain assets and liabilities of Midwest Respiratory Care, Inc. (Midwest).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K.  These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The condensed consolidated balance sheet as of June 30, 2019, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the year-ended June 30, 2019.

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

Accounts receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $4.3 million and $3.4 million as of September 30, 2019 and June 30, 2019, respectively.  During the three months ended September 30, 2019, the Company recognized a reduction to revenue of $0.9 million related to such constraints.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the three months ended September 30, 2019 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of September 30, 2019 and June 30, 2019, the Company had unbilled receivables of approximately $1.6 million and $0.7 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement.  These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended September 30,
(in thousands, except per share amounts)	2019	2018
Loss from continuing operations	$(3,278)	$(1,941)
Income (loss) from discontinued operations, net of tax	-	(68)
Net income (loss)	$(3,278)	$(2,009)
Less: net loss attributable to non-controlling interest	(189)	(5)
Net income (loss) attributable to Great Elm Capital Group	$(3,089)	$(2,004)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	25,373	25,054
Weighted average shares used in computing income (loss) per share	25,373	25,054
Basic and diluted income (loss) per share from:
Income (loss) from continuing operations	$(0.12)	$(0.08)
Income (loss) from discontinued operations	-	-
Net income (loss)	$(0.12)	$(0.08)

As of September 30, 2019 and 2018, the Company had 3,290,624 and 3,439,497 potential shares of Company common stock issuable upon exercise of the stock options, respectively, that are not included in the diluted net loss per share calculations because to do so would be antidilutive.

As of September 30, 2019 and 2018, the Company had an aggregate of 732,909 issued shares and 761,617 issued shares, respectively, that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  For the three months ended September 30, 2019, two government program payors constituted approximately 28% and 6% of consolidated revenues, respectively.  As of September 30, 2019, receivables from those government program payors constituted 20% and 11% of our ending accounts receivable, respectively.  An additional third-party payor constituted another 11% of consolidated accounts receivable as of September 30, 2019.

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

Fair Value Measurements In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  The Company early adopted the eliminated and modified disclosures of ASU 2018-13 during the three months ended September 30, 2018 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.  The Company is evaluating the potential impact adopting the supplemental disclosures will have on its consolidated financial statements.

3. Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2019	2018
Product and Services Revenue
Investment Management
Management Fees	$758	$768
Administration Fees	109	172
	867	940
Durable Medical Equipment
Equipment Sales	6,361	2,300
Service Revenues	1,384	484
	7,745	2,784

Total product and services revenue	$8,612	$3,724

Rental Revenues
Real Estate
Rental Income	1,273	1,442
Durable Medical Equipment
Medical Equipment Rental Income	5,486	1,307
Total rental revenue	6,759	2,749

Total	$15,371	$6,473

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the three months ended September 30, 2019, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  As such, the Company has no contract liabilities as of September 30, 2019 and June 30, 2019.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  As of September 30, 2019 and June 30, 2019, net unbilled sales and services revenue is approximately $0.9 million and $0.5 million, respectively, and is included in accounts receivable.

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance -based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.

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

Revenue Accounting Under Topic 842

Durable Medical Equipment Revenue

Equipment Rental Revenue

Under FASB Accounting Standards Codification Topic 842, Leases, (Topic 842) rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis.  Under Topic 842, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue when considered probable of payment.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the three months ended September 30, 2019, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $0.8 million and $0.9 million as of September 30, 2019 and June 30, 2019, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of September 30, 2019 and June 30, 2019, net unbilled rental revenue is approximately $0.7 million and $0.2 million, respectively, and is included in accounts receivable.

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

On the date of Acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values.  The assessment of fair value initially reported, as of June 30, 2019, was preliminary as the Company had not finalized its fair value estimates.

During the twelve months ended September 30, 2019, the Company obtained and considered additional information related to the assets acquired and liabilities assumed, and recorded measurement period adjustments to the allocation of the purchase price noted below.

The acquisition date fair value of the consideration transferred is summarized in the following table:

(in thousands)	As Previously Reported(1)	Adjustment	As Adjusted
Cash	$25,321	$-	$25,321
Net working capital adjustment	(254)	-	(254)
Increase in note payable to seller(2)	16,500	-	16,500
Debt assumed	9,275	-	9,275
Preferred stock in DME Holdings	5,266	-	5,266
Contingent consideration	961	-	961
Total Consideration	$57,069	$-	$57,069
(1)	As reported in our Form 10-K for the twelve months ended June 30, 2019.
(2)	Included in related party note payable on the condensed consolidated balance sheet.

As a result of the adjustment to net working capital adjustment, $0.2 million in shares of preferred stock in DME Holdings were cancelled and forfeited and the remaining difference between the adjustment and the value of the preferred stock cancelled and forfeited was paid by the sellers to DME Holdings.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which was finalized during the three months ended September 30, 2019.

(in thousands)	As Previously Reported(1)	Adjustment	As Adjusted
Accounts receivable	$6,021	$-	$6,021
Inventories	1,405	-	1,405
Other assets	503	-	503
Fixed assets	852	-	852
Equipment held for rent	7,947	-	7,947
Goodwill	44,741	36	44,777
Tradename	8,800	-	8,800
Non-compete agreements	1,260	(80)	1,180
Right of use asset	4,205	-	4,205
Current liabilities	(5,955)	-	(5,955)
Operating lease liabilities	(4,285)	-	(4,285)
Deferred tax liabilities	(1,160)	44	(1,116)
Non-controlling interest	(7,265)	-	(7,265)
Net Assets Acquired	$57,069	$-	$57,069
(1)	As reported in our Form 10-K for the twelve months ended June 30, 2019.

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

The non-compete agreements were determined to have a fair value of $1.2 million.  The valuation of the non-compete agreements was based on a lost profits method.  The key assumptions in applying the lost profits method are as follows; probability adjusted EBITDA of the acquired businesses and a discount rate of 14%.

Of the $10.0 million of acquired identifiable intangible assets, $8.8 million was assigned to tradenames and $1.2 million was assigned to non-compete assets, which are associated with the former sellers of the businesses.  All tradenames acquired have an expected life of 10 years over which they will be amortized on a straight-line basis, which matches the pattern of economic use of these assets.  The non-compete agreements have a weighted-average expected life of 4.2 years.  All non-compete agreements will be amortized on a straight-line basis, which approximates the pattern of economic use.  Neither tradenames nor the non-compete agreements have renewal terms or are expected to have any net realizable value at the end of their useful lives.

The contingent consideration arrangement requires the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds, as adjusted per the terms of the purchase agreement, are achieved for the 12 months ended December 31, 2018 and 2019.  Under the Transaction Agreement, payment of the contingent consideration for any period is subject to satisfaction of the applicable EBITDA, as adjusted threshold.  The fair value of the contingent consideration arrangement at the acquisition date was $1.0 million.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as follows: 33.5% volatility and weighted-average cost of capital of 14%, and related EBITDA forecasts of the acquired businesses.  The contingent consideration is included within the current portion of related party payables in the condensed consolidated balance sheets.

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

The $44.8 million of goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired businesses.  Approximately $29.2 million of the goodwill is expected to be deductible for income tax purposes.

The fair value of the 19.9% non-controlling interest in acquired companies is estimated to be $7.3 million. The fair value of the non-controlling interest was estimated based on the purchase price paid by the Company for its 80.1% of the acquired business since the non-controlling interest holders hold equity in DME Inc., which allows the holders to share in at least the same benefits inured from the acquisition as the Company.

The amount of $1.1 million related to deferred tax liabilities relates primarily to identifiable intangible assets fair valued in purchase accounting that have no tax basis, as well as temporary differences of other acquired assets and liabilities.

The Company recognized $2.1 million of acquisition costs that were expensed in the year ended June 30, 2019.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.  The Company also incurred $0.5 million in costs associated with issuing debt to finance the cost of the acquired businesses, which are debt issuance costs that are amortized over the term of the debt using the effective interest rate method.

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

(in thousands)	For the three months ended September 30, 2018
Revenues	$14,767
Net loss	(696)
Net loss attributable to Great Elm Capital Group	(594)

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

(in thousands)	For the three months ended September 30, 2018
Revenues	$7,308
Net loss	(1,798)
Net loss attributable to Great Elm Capital Group	(1,835)

These pro forma results presented include adjustments to historical operating results include the following activity related to the acquisition: (a) interest expense and debt financing costs incurred on the debt borrowed upon closing; (b) amortization of intangible assets acquired; and (c) reclassification of non-recurring transaction costs to the prior period.

The amounts of revenue and net loss of the combined acquired durable medical equipment businesses included in the Company’s condensed consolidated statement of operations three months ended September 30, 2019 is $13.2 million and $0.8 million, respectively.

5. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at September 30, 2019 Corbel holds preferred stock of DME Holdings and a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 11 - Borrowings for additional information on the Corbel Facility and Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Additionally, the Company has a contingent liability to the sellers for $0.9 million, which is included in the current portion of related party payables on the balance sheet.  See Note 4 – Acquisition for additional details.

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

The following tables summarize activity and outstanding balances between GECC and the Company.

	For the three months ended September 30,
(in thousands)	2019	2018
Change in unrealized gain (loss) on investment in GECC	$(983)	$905
GECC dividends recorded in the period	490	490

	As of As of September 30,
(in thousands)	2019	2018
Dividends receivable from GECC	$163	$163
Investment management revenues receivable from GECC	1,079	962

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.

The Company is the beneficial owner of approximately 19.5% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through September 30, 2019; correspondingly, no profits were available to GECC GP Corp. under the Profit Sharing Agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEO GP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  As the general partner, GEO GP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEO GP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through September 30, 2019 no incentive allocations have been made to GEO GP.

MAST Capital Management, LLC is the beneficial owner of approximately 7.9% of the Company’s outstanding common stock as of September 30, 2019.  See Note 11 - Borrowings for additional discussion of the GP Corp. Note.

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

6. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	September 30, 2019	June 30, 2019
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(1,920)	(1,614)
Net carrying amount	$54,105	$54,411

Property and Equipment
Leasehold improvements	$786	$774
Vehicles	186	239
Computer equipment and software	187	187
Furniture and fixtures	338	331
Sleep study equipment	227	232
	1,724	1,763
Accumulated depreciation	(499)	(396)
Net carrying amount	$1,225	$1,367

Equipment Held for Rental
Medical equipment held for rental	$14,554	$13,294
Accumulated depreciation	(5,537)	(4,154)
Net carrying amount	$9,017	$9,140

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended September 30,
(in thousands)	2019	2018
Depreciation and amortization	$428	$366
Cost of durable medical equipment rentals	2,051	280
Total depreciation expense	$2,479	$646

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

Rental income from real estate leases is summarized in the following table:

	For the years ended September 30,
(in thousands)	2019	2018
Revenues from base rents	$1,151	$1,151
Revenues from additional rental payments	122	291
Total rental revenues	$1,273	$1,442

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the nine months ending June 30, 2020	$3,099
For the year ending June 30, 2021	4,213
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,419
For the year ending June 30, 2024	4,529
Thereafter	28,673
Total base rent	$49,245

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$16,127	$-	$-	$16,127
Total assets	$16,127	$-	$-	$16,127
Liabilities:
Contingent consideration liability	$-	$-	$940	$940
Total liabilities	$-	$-	$940	$940

	Fair Value as of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$17,110	$-	$-	$17,110
Total assets	$17,110	$-	$-	$17,110
Liabilities:
Contingent consideration liability	$-	$-	$1,135	$1,135
Total liabilities	$-	$-	$1,135	$1,135

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three months ended September 30, 2019:

(in thousands)
Balance as of June 30, 2019	$1,135
Additions	-
Payments	-
Change in fair value	(195)
Balance as of September 30, 2019	$940

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three months ended September 30, 2018:

(in thousands)
Balance as of June 30, 2018	$-
Additions	1,225
Payments	-
Change in fair value	-
Balance as of September 30, 2018	$1,225

Contingent consideration is included within the current portion of related party payables in the condensed consolidated balance sheets.  The contingent consideration arrangement requires the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain EBITDA thresholds, as adjusted per the terms of the purchase agreement, are achieved for the 12 months ended December 31, 2018 and 2019.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of September 7, 2018 are as follows: 33.5% volatility and weighted average cost of capital of 14% and related EBITDA forecasts of the acquired businesses for the twelve months ended December 31, 2018 and 2019.  A fair value of $1.0 million was calculated as of the acquisition date.

In June 2019, in conjunction with the Midwest acquisition, there was an amendment to the Transaction Agreement which adjusted certain terms of the related EBITDA target calculation for the 12 months ended December 31, 2109, making it easier to achieve.  As part of this amendment, a payment of $0.3 million was made to certain former shareholders.  The fair value of the remaining contingent consideration was updated to $1.1 million as of June 30, 2019.  As of September 30, 2019, the fair value of the contingent consideration was updated to $0.9 million, resulting in a $0.2 million benefit which is included in sales, general and administrative expenses.  The valuation as of September 30, 2019 utilized a 21.9% volatility rate and weighted average cost of capital of 12% and estimate of forecasted adjusted EBITDA of the business.

The ultimate payout of the contingent consideration will be based on actual results achieved. As the fair value of the contingent consideration changes until finalized with the results for the twelve months ended December 31, 2019, these changes may have a material impact on earnings.  The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2018 was below the earnout threshold for payout, however, final determination is subject to a review process with the sellers.  A full or partial contingent consideration payment of up to $2.1 million may be due to the sellers following completion of the review process or if the applicable targets are met during the 12 months ended December 31, 2019.

The Company is the beneficial owner of approximately 19.5% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.  There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2019 and 2018.

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

Goodwill of $50.4 million presented on the condensed consolidated balance sheet consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses in September 2018 and June 2019. See Note 4 – Acquisition for additional details.

The changes in the carrying value of goodwill are as follows:

(in thousands)
Balance, June 30, 2019	$50,397
Purchase accounting adjustment	36
Balance, September 30, 2019	50,433

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of September 30, 2019			As of June 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$8,800	$(953)	$7,847	$8,800	$(733)	$8,067
Non-compete agreements	1,360	(328)	1,032	1,440	(210)	1,230
	10,160	(1,281)	8,879	10,240	(943)	9,297

Investment Management
Investment management agreement	3,900	(1,492)	2,408	3,900	(1,336)	2,564
Assembled workforce	526	(201)	325	526	(180)	346
	4,426	(1,693)	2,733	4,426	(1,516)	2,910
Real Estate
In-place lease	6,028	(783)	5,245	6,028	(659)	5,369

Total	$20,614	$(3,757)	$16,857	$20,694	$(3,118)	$17,576

Aggregate Amortization Expense (in thousands):	2019	2018
For the three months ended September 30,	$639	$344

Estimated Future Amortization Expense (in thousands):
For the nine months ending June 30, 2020	$1,703
For the year ending June 30, 2021	2,150
For the year ending June 30, 2022	1,977
For the year ending June 30, 2023	1,891
For the year ending June 30, 2024	1,699

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

(in thousands)	September 30, 2019	June 30, 2019
Facilities
Right of use assets	$5,970	$6,066

Current portion of lease liabilities	1,430	1,371
Lease liabilities, net of current portion	4,822	4,989
Total liabilities	$6,252	$6,360

Weighted-average remaining life	4.3 years	4.4 years
Weighted-average discount rate	11.6%	11.7%

Vehicles
Right of use assets	$75	$80

Current portion of lease liabilities	19	18
Lease liabilities, net of current portion	56	62
Total liabilities	$75	$80

Weighted-average remaining life	3.4 years	3.7 years
Weighted-average discount rate	12.3%	12.3%

Equipment
Right of use assets	$93	$93

Current portion of lease liabilities	36	34
Lease liabilities, net of current portion	57	59
Total liabilities	$93	$93

Weighted-average remaining life	2.6 years	2.6 years
Weighted-average discount rate	12.5%	12.5%

As of September 30, 2019, the Company had remaining right of use assets of $6.1 million and lease liabilities of $6.4 million (consisting of $1.5 million in current portion of lease liabilities and $4.9 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

	For the three months ended September 30,
(in thousands)	2019	2018
Facilities
Operating lease cost	$528	$219
Cash paid for operating leases	498	213

Vehicles
Operating lease cost	$7	$2
Cash paid for operating leases	7	2

Equipment
Operating lease cost	$11	$-
Cash paid for operating leases	11	-

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the nine months ending June 30, 2020	$1,599
For the year ending June 30, 2021	2,075
For the year ending June 30, 2022	1,822
For the year ending June 30, 2023	1,187
For the year ending June 30, 2024	831
Thereafter	645
Total lease payments	$8,159
Imputed interest	(1,739)
Total lease liabilities	$6,420

Durable Medical Equipment

As part of the acquisitions discussed in Note 4 – Acquisition, the Company assumed leases for facilities, vehicles and equipment.  Subsequent to the acquisitions, the Company has entered into additional similar leases.

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

11. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	September 30, 2019	June 30, 2019
Corbel Facility	DME Inc. and subsidiaries	$26,622	$27,584
GP Corp. Note	GECC GP Corp.	3,148	3,148
Total principal		$29,770	$30,732
Unamortized debt issuance cost		(342)	(364)
Total long-term related party notes payable		29,428	30,368
Less current portion of related party notes payable		(1,494)	(2,066)
Related party notes payable, net of current portion		$27,934	$28,302

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	September 30, 2019	June 30, 2019
DME Revolver	DME Inc. and subsidiaries	$6,900	$7,401
Equipment Financing	DME Inc. and subsidiaries	1,753	1,475
Senior Note	CRIC IT	51,638	52,161
Subordinated Note	CRIC IT	3,401	3,277
Total principal		$63,692	$64,314
Unamortized debt premiums		3,219	3,205
Unamortized debt discounts and issuance costs		(2,176)	(2,250)
Total other outstanding borrowings		64,735	65,269
Less current portion of other outstanding borrowings		(10,735)	(3,530)
Other outstanding borrowings, net of current portion		$54,000	$61,739

The Company incurred interest expense of $1.7 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the nine months ending June 30, 2020	$4,209
For the year ending June 30, 2021	10,919
For the year ending June 30, 2022	4,042
For the year ending June 30, 2023	4,195
For the year ending June 30, 2024	24,288
Thereafter	58,677
Total	$106,330

Outstanding principal on related party borrowings	$29,770
Outstanding principal on other borrowings	63,692
Future interest to be paid-in-kind	12,868
Total future required principal payments	$106,330

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

The Company amended and borrowed an additional $3.4 million under the Corbel Facility in June 2019.  As of September 30, 2019 the outstanding principal balance was $26.6 million.  The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At September 30, 2019 the interest rate was 12.1%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.3 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ending December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

The Corbel Facility is held by a related party, Corbel, which holds a non-controlling interest in DME Inc. and preferred stock issued by DME Holdings.  In connection with the issuance of the amended Corbel Facility, the borrowers paid Corbel a one-time structuring fee of $375,000, which is included in debt issuance costs for the three months ended September 30, 2018.  See Note 5 – Related Party Transactions and Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2019	2018
Principal payments	$961	$-
Interest expense	855	197

The DME Revolver had a balance of $6.9 million at September 30, 2019 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on August 30, 2020 and accrue interest at a variable rate of the prime rate plus 0.4% per annum.  At September 30, 2019 the interest rate was 5.4%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  If the DME Revolver is terminated within the first year, a termination fee equal to 3% of the original credit limit will be due.  The Company has classified all borrowings under the DME Revolver as current in the condensed consolidated balance sheets based on the maturity date of the facility.

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

As of September 30, 2019, the fair value approximates the carrying value for both the Corbel Facility and the DME Revolver.

Beginning in April 2019, DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the three months ended September 30, 2019, the Company financed $0.9 million in inventory and equipment through such financing agreements.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At September 30, 2019 the interest rate was 5.1%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

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

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2019	2018
Principal payments	$-	$-
Interest expense	44	44

The Company estimated the fair value of the GP Corp. Note as of September 30, 2019 and June 30, 2019, on a non-recurring basis, using Level 3 inputs.  As of September 30, 2019 and June 30, 2019, the carrying value of the note approximated the fair value.

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

As of September 30, 2019 and June 30, 2019, the fair value approximates the carrying value for both the Senior Note and Subordinated Note.

12. Stockholders’ Equity

Performance Shares (Restricted Stock Awards)

The Company did not grant any restricted stock awards during the three months ended September 30, 2019.  As of September 30, 2019, the Company had 732,909 restricted stock awards that carry both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  Additionally, in September 2017, the Company modified the restricted stock awards to include a provision for changes in control.

The Company estimates that approximately 479,504 of the restricted stock awards are probable of vesting under the performance condition.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  There were no forfeitures during the three months ended September 30, 2019.

For the three months ended September 30, 2019, the Company recognized compensation cost totaling $0.03 million associated with the performance-based awards.  For the three months ended September 30, 2018, the Company recognized compensation cost totaling $0.2 million associated with the performance-based awards.

The following table summarizes the Company’s restricted stock award activity as of and through September 30, 2019:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	782	$3.89
Granted	93	3.95
Vested	(30)	3.43
Forfeited	-	-
Outstanding at September 30, 2019	845	$3.91

Stock Options

During the three months ended September 30, 2019, the Company issued 229,523 stock options with an estimated grant date fair value of $0.3 million.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  The assumptions used to value the stock options granted during the three months ended September 30, 2019 consist of: expected volatility of 49.9% and 58.0%; no expected dividend yields; risk-free rate of 1.54% and 1.90%; and expected term of 4.0 and 6.4 years.

The following table summarizes the Company’s option award activity as of and through September 30, 2019:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2019	2,656	$4.33	6.49	$1,590
Options granted	230	4.49
Exercised	-	-
Forfeited, cancelled or expired	(421)	8.16
Outstanding at September 30, 2019	2,465	$3.69	6.25	$206
Exercisable at September 30, 2019	1,360	$3.60	5.19	$135
Vested and expected to vest as of September 30, 2019	2,465	$3.69	6.25	$206

During the three months ended September 30, 2019, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.3 million.

As of September 30, 2019, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $3.0 million.

13. Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest and preferred stock of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	September 30, 2019	June 30, 2019
DME Inc.
NCI classified as temporary equity	3,832	3,912
NCI classified as permanent equity	3,832	3,912
Total DME Inc.	7,664	7,824
GECC GP Corp.
NCI classified as permanent equity	(668)	(626)
GE FM Holdings
NCI classified as permanent equity	743	730
Total	$7,739	$7,928

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended September 30,
(in thousands)	2019	2018
DME Holdings
Preferred stock classified as liability	$-	$-
DME Inc.
NCI classified as temporary equity	(80)	10
NCI classified as permanent equity	(80)	10
Total DME Inc.	(160)	20
GECC GP Corp.
NCI classified as permanent equity	(42)	(35)
GE FM Holdings
NCI classified as permanent equity	13	11
Total	$(189)	$(5)

Preferred stock in DME Holdings classified as liability

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued 5,266 shares of preferred stock in DME Holdings valued at $1,000 per share at issuance.  In January 2019, as a result of adjustments to the net working capital adjustment to the total consideration for the acquisition, 214 shares of preferred stock were cancelled and forfeited.  The Company redeemed 1,500 shares of preferred stock in March 2019 and the remaining 3,552 shares of preferred stock were redeemed in June 2019.  As of June 30, 2019, there were no shares of preferred stock in DME Holdings outstanding.

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

14. Income Tax

As of June 30, 2019, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.6 billion and $199 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2020 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later which can be carried forward indefinitely.  The state NOL carryforwards will expire from 2029 through 2037.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

15. Segment Information

The Company allocates resources based on four operating segments: durable medical equipment, investment management, real estate and general corporate.

The following tables illustrate results of operations by segment:

	For the three months ended September 30, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$13,231	$867	$1,273	$23	$(23)	$15,371
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,463)	-	-	-	-	(3,463)
Cost of durable medical equipment rentals	(2,265)	-	-	-	-	(2,265)
Depreciation and amortization	(457)	(179)	(431)	-	-	(1,067)
Stock-based compensation(2)	-	(175)	-	(118)	-	(293)
Transaction costs(3)	-	-	-	(91)	-	(91)
Other selling, general and administrative	(6,872)	(516)	(124)	(1,577)	23	(9,066)
Total operating expenses	(13,057)	(870)	(555)	(1,786)	23	(16,245)
Other income (expense):
Interest expense	(996)	(42)	(658)	-	-	(1,696)
Other income (expense)	3	-	-	(469)	-	(466)
Total other income (expense), net	(993)	(42)	(658)	(469)	-	(2,162)
Total pre-tax income (loss) from continuing operations	$(819)	$(45)	$60	$(2,232)	$-	$(3,036)

	For the three months ended September 30, 2018
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$4,091	$940	$1,442	$18	$(18)	$6,473
Operating costs and expenses:
Cost of durable medical equipment sold and services	(944)	-	-	-	-	(944)
Cost of durable medical equipment rentals	(290)	-	-	-	-	(290)
Depreciation and amortization	(143)	(136)	(431)	-	-	(710)
Stock-based compensation(2)	-	(545)	-	(128)	-	(673)
Transaction costs	(542)	-	-	(1,324)	-	(1,866)
Other selling, general and administrative	(1,879)	(904)	(295)	(1,373)	18	(4,433)
Total operating expenses	(3,798)	(1,585)	(726)	(2,825)	18	(8,916)
Other income (expense):
Interest expense	(286)	(44)	(665)	-	-	(995)
Other income (expense)	20	-	-	1,477	-	1,497
Total other income (expense), net	(266)	(44)	(665)	1,477	-	502
Total pre-tax income (loss) from continuing operations	$27	$(689)	$51	$(1,330)	$-	$(1,941)

(1)

The Company’s wholly-owned subsidiary, Great Elm DME Manager, LLC (DME Manager), provides advisory services to DME Inc. and receives consulting fee from DME Inc. for those services.  DME Manager is considered part of the general corporate segment of the Company.  The corresponding expense to DME Inc. and revenue to DME Manager are eliminated in consolidation.

(2)

Stock-based compensation attributable to the investment management segment is included in investment management expenses in the condensed consolidated statements of operations. Stock-based compensation attributable to the general corporate segment is included in selling, general and administrative expense in the condensed consolidated statements of operations.

(3)	Transaction costs, which consist of legal and other professional services, are included in selling, general and administrative expense in the condensed consolidated statements of operations.
(4)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.

The following tables illustrate assets by segment:

	As of September 30, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,197	$45	$54,105	$-	$64,347
Identifiable intangible assets, net	8,879	2,733	5,245	-	16,857
Goodwill	50,433	-	-	-	50,433
Other assets	15,393	2,757	1,674	26,678	46,502
Total	$84,902	$5,535	$61,024	$26,678	$178,139

	As of June 30, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,464	$43	$54,411	$-	$64,918
Identifiable intangible assets, net	9,297	2,910	5,369	-	17,576
Goodwill	50,397	-	-	-	50,397
Other assets	17,300	3,065	1,534	27,936	49,835
Total	$87,458	$6,018	$61,314	$27,936	$182,726

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

Through our investment management business we manage a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, and separate accounts for an institutional investor.  The combined assets under management of these entities at September 30, 2019 was approximately $235.1 million.

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

As of June 30, 2019, we had $1.6 billion of net operating loss (NOL) carryforwards for federal income tax purposes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP). The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three months ended September 30, 2019, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as it relates to recurring transactions.

Results of Operations

The following discussion is reflective of our four business operating segments.  The durable medical equipment segment commenced operations in September 2018 and thus the results of operations for this segment for the three months ended September 30, 2019 presented are not comparable to the corresponding period ended September 30, 2018.

The following table provides the results of our consolidated operations for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30,
(in thousands)	2019	Percent Change	2018
Revenue:
Total revenue	$15,371	137%	$6,473
Operating costs and expenses:
Cost of goods sold	(3,463)	267%	(944)
Cost of rentals	(2,265)	681%	(290)
Other selling, general and administrative	(9,450)	36%	(6,972)
Depreciation and amortization	(1,067)	50%	(710)
Total operating expenses	(16,245)		(8,916)
Operating income (loss)	(874)		(2,443)
Other income (expense):
Interest expense	(1,696)	70%	(995)
Other income (expense)	(466)	(131)%	1,497
Total other expense, net	(2,162)		502
Total pre-tax income (loss) from continuing operations	$(3,036)		$(1,941)

Revenue

Revenue for the three months ended September 30, 2019 included $13.2 million from the durable medical equipment business, $0.9 million from the investment management business and $1.3 million from the real estate business, while revenue for the three months ended September 30, 2018 included $4.1 million from the durable medical equipment business, $0.9 million from the investment management business and $1.4 million from the real estate business.  The increase in total revenue for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily attributable to the acquisition of the durable medical equipment business in September 2018 thus the current year reflects a full quarter of activity in the current period whereas the inception period was of limited duration.

Operating costs and expenses

The increase in operating costs for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily attributable to the additional costs associated with the durable medical equipment business, including cost of goods sold and cost of rentals, as well as the general and administrative costs of the durable medical equipment business, depreciation on fixed assets and amortization of the intangible assets associated with the durable medical equipment business.

Other income (expense)

Interest expense increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to increased borrowings related to our acquisition of the durable medical equipment business in September 2018. Other income and expense consisted of dividend income and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  The period over period decrease is primarily attributable to unrealized gains and losses on the Company’s investment in GECC, which is discussed under “—General Corporate” below.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business for the three months ended September 30, 2019 and for the period from the inception of the durable medical equipment business to September 30, 2018 (the inception period).

(in thousands)	For the three months ended September 30, 2019	Percent Change	For the period September 7, 2018 to September 30, 2018
Revenue:
Total revenue	$13,231	223%	$4,091
Operating costs and expenses:
Cost of goods sold	(3,463)	267%	(944)
Cost of rentals	(2,265)	681%	(290)
Transaction costs	-	(100)%	(542)
Other selling, general and administrative	(6,872)	266%	(1,879)
Depreciation and amortization	(457)	220%	(143)
Total operating expenses	(13,057)		(3,798)
Other income (expense):
Interest expense	(996)	248%	(286)
Other income (expense)	3	(85)%	20
Total other expense, net	(993)		(266)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(819)		$27

Durable Medical Equipment Revenue

For the three months ended September 30, 2019, durable medical equipment revenue consisted of $7.7 million in sales of medical equipment and sleep study services and $5.5 million in rentals of medical equipment.  For the inception period ended September 30, 2018, durable medical equipment revenue consisted of $2.8 million in sales of medical equipment and sleep study services and $1.3 million in rentals of medical equipment.  The increase in revenue for the three months ended September 30, 2019, as compared to the inception period ended September 30, 2018, is primarily attributable to having a full quarter of activity in the current period whereas the inception period was of limited duration.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  For the three months ended September 30, 2019, cost of rentals included $2.1 million of depreciation on medical equipment held for lease with the remaining costs related to maintenance expenses.  For the three months ended September 30, 2019, gross margin is 57% as compared to 70% for period from September 7, 2018 to September 30, 2018.  The decrease in margin is mainly due to timing and mix of the short comparable period, which is not indicative of typical results for a full fiscal quarter.  For the period from inception through June 30, 2019, the gross margin is 59%, which is more consistent with the three months ended September 30, 2019.

General and administrative expenses for the three months ended September 30, 2019 included approximately $4.8 million of payroll and related costs, $0.9 million of rental expenses associated with facility and equipment leases and other administrative costs.  Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.

In addition to the operating costs, we recognized interest expense of $1.0 million for the three months ended September 30, 2019.  In addition, management and monitoring expenses, which are payable to Great Elm DME Manager, LLC (DME Manager), a subsidiary of the Company in the general corporate segment, and one of the former owners of the durable medical equipment businesses, are included in other selling, general and administrative expense.

The increases in expenses, with the exception of transaction costs, for the three months ended September 30, 2019 as compared to the inception period ended September 30, 2018 are primarily attributable to having a full quarter of activity in the current period whereas the inception period was of limited duration.  Transaction costs decreased for the three months ended September 30, 2019 as compared to the inception period ended September 30, 2018 as they primarily relate to one time expenses incurred in the period of acquisition.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business for the three months ended September 30, 2019 and 2018.

	For the three months ended September 30,
(in thousands)	2019	Percent Change	2018
Revenue:
Total revenue	$867	(8)%	$940
Operating costs and expenses:
Stock-based compensation	(175)	(68)%	(545)
Consulting agreement	(211)	3%	(204)
Other general and administrative	(305)	(56)%	(700)
Depreciation and amortization	(179)	32%	(136)
Total operating expenses	(870)		(1,585)
Other income (expense):
Interest expense	(42)	(5)%	(44)
Other income (expense)	-	0%	-
Total other expense, net	(42)		(44)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(45)		$(689)

Investment Management Revenue

For the three months ended September 30, 2019 and 2018, investment management revenue consisted of $0.8 million in management fees and $0.1 million in administrative fees and $0.8 million in management fees and $0.2 million in administrative fees, respectively.

Investment Management Costs and Expenses

Stock-based compensation decreased by approximately $0.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to non-recurring stock-based compensation awarded in connection with internal restructuring in September 2017, which resulted in increased stock-based compensation for the subsequent one-year period.  The decrease in other general and administrative expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, is primarily attributable to the decrease in payroll costs of approximately $0.4 million due to the acquisition of the durable medical equipment businesses in September 2018, which resulted in increased allocation of certain payroll and related costs to the general corporate segment.

Real Estate Business

The key metrics of our real estate business include rental revenues, depreciation on rental properties and interest expense on the related debt.

The following table provides the results of our real estate business for the three months ended September 30, 2019 and 2018.

	For the three months ended September 30,
(in thousands)	2019	Percent Change	2018
Revenue:
Total revenue	$1,273	(12)%	$1,442
Operating costs and expenses:
General and administrative	(124)	(58)%	(295)
Depreciation and amortization	(431)	0%	(431)
Total operating expenses	(555)		(726)
Other income (expense):
Interest expense	(658)	(1)%	(665)
Other income (expense)	-	0%	-
Total other expense, net	(658)		(665)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$60		$51

Real Estate Revenue

Real estate rental revenue for the three months ended September 30, 2019 decreased by approximately $0.2 million as compared to the three months ended September 30, 2018 as a result of the adoption of updated lease accounting guidance, which excludes from revenue and the corresponding real estate expenses any lessor costs paid directly to third parties by the lessee.

Real Estate Costs and Expenses

General and administrative costs primarily consisted of management fees, insurance, real estate taxes and state sales tax expense.  Depreciation and amortization for the three months ended September 30, 2019 and 2018 each includes depreciation on real estate assets of $0.3 million and the amortization of the related intangible asset of $0.1 million.

General Corporate

The following table provides the results of our general corporate activities for the three months ended September 30, 2019 and 2018.

	For the three months ended September 30,
(in thousands)	2019	Percent Change	2018
Revenue:
Total revenue	$23	28%	$18
Operating costs and expenses:
Stock-based compensation	(118)	(8)%	(128)
Transaction costs	(91)	(93)%	(1,324)
Other general and administrative	(1,577)	15%	(1,373)
Depreciation and amortization	-	0%	-
Total operating expenses	(1,786)		(2,825)
Other income (expense):
Interest expense	-	0%	-
Other income (expense)	(469)	(132)%	1,477
Total other income (expense), net	(469)		1,477
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(2,232)		$(1,330)

General Corporate Revenue

For the three months ended September 30, 2019 and 2018, all revenue was derived from fees earned by DME Manager, which provides consulting services to Great Elm DME, Inc. (DME Inc.)  Both DME Manager and DME Inc. were formed in connection with the acquisition of the durable medical equipment businesses in September 2018 and there was no corresponding activity prior to this acquisition.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees and payroll costs in connection with our general corporate oversight of our subsidiaries and diligence efforts towards identifying asset and business acquisition opportunities.  General and administrative costs for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 increased by approximately $0.3 million in payroll costs due to the acquisition of the durable medical equipment businesses in September 2018, which resulted in increased overhead allocations to the general corporate segment.

Transaction costs primarily consist of professional fees and payroll costs in connection with our acquisitions of assets and businesses.  The decrease in transaction costs for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is attributable to the one-time costs incurred in connection with the acquisition of the durable medical equipment businesses in September 2018.

Other Income (Expense)

Other income and expense primarily consisted of dividends and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  The decrease in other income and expense is primarily driven by fluctuations in the fair value of the investment in GECC, which resulted in an unrealized loss of $1.0 million for the three months ended September 30, 2019, as compared to an unrealized gain of $0.9 million for the three months ended September 30, 2018, for a period over period net decrease of approximately $1.9 million.

Income Taxes

As of June 30, 2019, the Company had NOL carryforwards for federal and state income tax purposes of approximately $1.6 billion and $199 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2020 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later which can be carried forward indefinitely.  The state NOL carryforwards will expire from 2029 through 2037.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

The Company’s tax provision for the three months ended September 30, 2019 primarily consists of a provision for state taxes of approximately $0.2 million.

Liquidity and Capital Resources

Cash Flows

Operating cash flows provided by continuing operations for the three months ended September 30, 2019 were $1.1 million.  The net cash inflow in our continuing operations was primarily the result of our net loss of $3.3 million offset by non-cash charges of $4.5 million.  Additional net cash inflows from operations are attributable to increase of $0.9 million in accounts payable, accrued liabilities and other liabilities partially offset by outflows due to decreases of $0.3 million and $0.7 million related to prepaid assets, deposits, and other assets and related party payables, respectively.  The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

Operating cash flows used in continuing operations for the three months ended September 30, 2018 were $0.4 million.  The net cash outflow in our continuing operations was primarily the result of our net loss, offset by non-cash charges of approximately $1.0 million, and increases in accounts payable and accrued expenses related to our activity subsequent to our acquisition of the durable medical equipment businesses, partially offset by increases in prepaid expenses, such as insurance, which is paid annually up front in the first quarter of the year, and increased receivables and inventories primarily related to the durable medical equipment businesses acquired during the quarter.

Investing cash flows used in continuing operations for the three months ended September 30, 2019 were $1.4 million.  The net cash outflow primarily consisted of $2.1 million in purchases of equipment for rental partially offset by proceeds from sale of equipment held for rental and disposal of property and equipment.

Investing cash flows used in continuing operations for the three months ended September 30, 2018 were $42.3 million.  Nearly all of the net cash outflow was used in our acquisition of the durable medical equipment businesses during the quarter.

Financing cash flows used in continuing operations for the three months ended September 30, 2019 were $1.7 million which primarily consisted of principal payments on long term debt, related party notes payable and our revolving line of credit.

Financing cash flows provided by continuing operations for the three months ended September 30, 2018 were $22.5 million.  Approximately $16.1 million and $5.5 million was provided by net proceeds on the note payable from a seller and a revolving line of credit, respectively, established with the acquisition of the durable medical equipment businesses.  An additional $1.4 million was provided by the exercise of warrants by MAST Capital Management, LLC (MAST Capital) in July 2018.

Financial Condition

As of September 30, 2019, we had an unrestricted cash balance of $10.1 million.  We also beneficially own 1,966,667 shares of GECC common stock with an estimated fair value of $16.1 million as of September 30, 2019.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, to issue equity securities and to incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of September 30, 2019, we had a note due to a non-controlling interest holder of DME Inc., Corbel Capital Partners SBIC, L.P. (Corbel), totaling $26.6 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at September 30, 2019, the effective interest rate was 12.1%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.3 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business.

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

As of September 30, 2019, we had a credit facility due to Pacific Mercantile Bank totaling $6.9 million that accrues interest at the prime rate plus 0.4% (at September 30, 2019, the effective rate was 5.4%) through maturity on August 30, 2020 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

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

As of September 30, 2019, we had a related party GP Corp. Note due to MAST Capital totaling $3.1 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at September 30, 2019, the effective rate was 5.1%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between one of our wholly-owned subsidiaries, Great Elm Capital Management, Inc. (GECM) and GECC GP Corp. (the Profit Sharing Agreement) that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

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

As of September 30, 2019, we had a senior note due to Wells Fargo Bank Northwest, National totaling $51.6 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of September 30, 2019, we had a subordinated note due to Wells Fargo Bank Northwest, National totaling $3.4 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Subordinated Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

The note agreements for both the Senior Note and the Subordinated Note include negative covenants that restrict the Company’s majority-owned subsidiary, CRIC IT Fort Myers LLC’s (the Property Owner), business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property.  Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes or performance of any material obligations under the notes and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the leases and the stock owned by the Company in the Property Owner.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

As disclosed in our Annual Report on Form 10-K, Item 9A. for the fiscal year ended June 30, 2019, our management concluded that our internal controls over financial reporting were not effective at June 30, 2019.  As of that date, material weaknesses were identified in the principals associated with each component of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework.

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

There were no material changes in our internal control over financial reporting for the quarter ended September 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We and our board of directors believe that these remediation efforts will result in significant improvements in our control environment.  Notwithstanding the identified material weaknesses and the conclusion that our controls were not effective as of June 30, 2019, management believes that the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with US GAAP.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.  There have been no material changes from the risk factors previously disclosed.

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

2.2

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

101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest,, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL GROUP, INC.

Date: November 12, 2019	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: November 12, 2019	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer