Form 10-Q
period 2019-12-31
Great Elm Capital Group, Inc.
filed 2020-02-10
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of February 3, 2020, there were 25,420,657 shares of the registrant’s common stock outstanding

1

Table of Contents

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2019 and 2018	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the six months ended December 31, 2019	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the six months ended December 31, 2018	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION		51

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

SIGNATURES		53

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	December 31, 2019	June 30, 2019
Current assets:
Cash and cash equivalents	$8,421	$12,122
Restricted cash	963	708
Accounts receivable	8,164	8,832
Related party receivables	1,372	1,421
Investments, at fair value (cost $30,000)	15,301	17,110
Inventories	1,753	1,336
Prepaid and other current assets	699	871
Total current assets	36,673	42,400
Real estate assets, net	53,799	54,411
Property and equipment, net	1,512	1,367
Equipment held for rental, net	8,724	9,140
Identifiable intangible assets, net	16,254	17,576
Goodwill	50,433	50,397
Right of use assets	5,819	6,239
Other assets	1,457	1,196
Total assets	$174,671	$182,726
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,156	$5,158
Accrued expenses and other liabilities	4,181	3,951
Related party payables	-	1,940
Current portion of lease liabilities	1,567	1,423
Current portion of long term debt	8,370	2,159
Current portion of related party notes payable	1,946	2,066
Current portion of equipment financing debt	1,417	1,371
Total current liabilities	24,637	18,068
Lease liabilities, net of current portion	4,536	5,110
Long term debt, net of current portion	53,549	61,635
Related party notes payable, net of current portion	27,148	28,302
Equipment financing debt, net of current portion	76	104
Other liabilities	535	513
Total liabilities	110,481	113,732
Commitments and Contingencies
Contingently redeemable non-controlling interest	3,754	3,912
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,144,514 shares issued and 25,411,417 outstanding at December 31, 2019; and 26,086,086 shares issued and 25,352,989 outstanding at June 30, 2019	25	25
Additional paid-in-capital	3,305,916	3,305,415
Accumulated deficit	(3,249,304)	(3,244,374)
Total Great Elm Capital Group, Inc. stockholders' equity	56,637	61,066
Non-controlling interests	3,799	4,016
Total stockholders' equity	60,436	65,082
Total liabilities, non-controlling interest and stockholders' equity	$174,671	$182,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Revenues:
Durable medical equipment sales and services revenue	$9,047	$9,076	$16,792	$11,860
Durable medical equipment rental income	5,344	4,076	10,830	5,383
Investment management revenues	889	915	1,756	1,855
Real estate rental income	1,271	1,474	2,544	2,916
Total revenues	16,551	15,541	31,922	22,014

Operating costs and expenses:
Cost of durable medical equipment sold and services	3,689	3,545	7,152	4,489
Cost of durable medical equipment rentals[1]	2,185	1,970	4,450	2,260
Durable medical equipment other operating expenses	7,679	5,843	14,528	7,704
Investment management expenses	664	741	1,355	2,190
Real estate expenses	126	342	250	637
Depreciation and amortization	1,130	828	2,197	1,538
Selling, general and administrative	1,348	2,039	3,134	5,406
Total operating costs and expenses	16,821	15,308	33,066	24,224
Operating gain (loss)	(270)	233	(1,144)	(2,210)
Dividends and interest income	603	988	1,117	1,535
Unrealized loss on investment in GECC	(826)	(3,639)	(1,809)	(2,734)
Interest expense	(1,633)	(1,788)	(3,329)	(2,783)
Other income, net	-	(45)	3	-
Loss from continuing operations, before income taxes	(2,126)	(4,251)	(5,162)	(6,192)
Income tax benefit (expense)	99	-	(143)	-
Loss from continuing operations	(2,027)	(4,251)	(5,305)	(6,192)
Discontinued operations:
Loss from discontinued operations, net of tax	-	(25)	-	(93)
Net loss	$(2,027)	$(4,276)	$(5,305)	$(6,285)
Less: net income (loss) attributable to non-controlling interest	(186)	70	(375)	65
Net loss attributable to Great Elm Capital Group	$(1,841)	$(4,346)	$(4,930)	$(6,350)
Basic and diluted loss per share
Continuing operations	$(0.07)	$(0.17)	$(0.19)	$(0.25)
Discontinued operations	-	(0.00)	-	(0.00)
Net loss	$(0.07)	$(0.17)	$(0.19)	$(0.25)
Weighted average shares outstanding
Basic and diluted	25,402	25,187	25,387	25,121

[1] Includes depreciation expense of:	$1,962	$1,882	$4,013	$2,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2019	25,353	$25	$3,305,415	$(3,244,374)	$61,066	$4,016	$65,082	$3,912
Net loss	-	-	-	(3,089)	(3,089)	(109)	(3,198)	(80)
Issuance of common stock related to vesting of restricted stock	30	0	0	-	0	-	0	-
Stock-based compensation	-	-	293	-	293	-	293	-
BALANCE, September 30, 2019	25,383	25	3,305,708	(3,247,463)	58,270	3,907	62,177	3,832
Net loss	-	-	-	(1,841)	(1,841)	(108)	(1,949)	(78)
Issuance of common stock related to vesting of restricted stock	29	0	0	-	0	-	0	-
Stock-based compensation	-	-	208	-	208		208
BALANCE, December 31, 2019	25,411	$25	$3,305,916	$(3,249,304)	$56,637	$3,799	$60,436	$3,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2018	24,719	$25	$3,302,886	$(3,238,547)	$64,364	$222	$64,586	$-
Net income (loss)	-	-	-	(2,004)	(2,004)	(15)	(2,019)	10
Adoption of accounting standard	-	-	-	(2,919)	(2,919)	-	(2,919)	-
Acquisition of Great Elm DME, Inc.	-	-	-	-	-	3,632	3,632	3,632
Issuance of common stock related to warrants exercise	420	0	1,409	-	1,409	-	1,409	-
Issuance of common stock related to vesting of restricted stock	4	0	0	-	0	-	0	-
Stock-based compensation	-	-	490	-	490	-	490	-
BALANCE, September 30, 2018	25,143	25	3,304,785	(3,243,470)	61,340	3,840	65,180	3,642
Net income (loss)	-	-	-	(4,346)	(4,346)	22	(4,324)	48
Issuance of common stock related to vesting of restricted stock	79	0	0	-	0	-	0	-
Stock-based compensation	-	-	352	-	352	-	352	-
BALANCE, December 31, 2018	25,222	$25	$3,305,137	$(3,247,816)	$57,346	$3,862	$61,208	$3,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the six months ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,305)	$(6,285)
Loss from discontinued operations	-	93
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,210	3,700
Stock-based compensation	501	842
Unrealized (gain) loss on investments	1,809	2,734
Non-cash interest and amortization of debt issuance costs	471	402
Deferred tax benefit related to continuing operations	54	-
Other non-cash expense, net	679	86
Gain on sale of equipment held for rental	(385)	-
Change in fair value of contingent consideration	(1,135)	-
Changes in operating assets and liabilities:
Related party receivable	49	(701)
Accounts receivable	668	(1,097)
Inventories	(417)	(41)
Prepaid assets, deposits, and other assets	(412)	(52)
Operating leases	(689)	(16)
Related party payable	(805)	150
Accounts payable, accrued liabilities and other liabilities	1,853	882
Net cash provided by operating activities - continuing operations	3,146	697
Net cash used in operating activities - discontinued operations	-	(93)
Net cash provided by operating activities	3,146	604
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(41,567)
Purchases of equipment held for rental	(3,547)	(2,340)
Proceeds from sale of equipment held for rental	1,044	-
Purchases of property and equipment	(526)	(232)
Proceeds from sale of property and equipment	37	-
Net cash used in investing activities - continuing operations	(2,992)	(44,139)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(2,992)	(44,139)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the six months ended December 31,
	2019	2018
Cash flows from financing activities:
Proceeds on revolving line of credit	800	5,855
Principal payments on revolving line of credit	(2,050)	-
Principal payments on long term debt	(1,053)	(963)
Proceeds from note payable to seller	-	16,500
Principal payments on related party notes payable	(1,315)	(313)
Principal payments on equipment financing	(1,246)	-
Proceeds from equipment financing	1,264	-
Debt financing costs	-	(430)
Proceeds from issuance of common stock, gross	-	1,409
Net cash provided by (used in) financing activities - continuing operations	(3,600)	22,058
Net cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	(3,600)	22,058
Net decrease in cash, cash equivalents and restricted cash	(3,446)	(21,477)
Cash, cash equivalents and restricted cash at beginning of year	12,830	43,540
Cash, cash equivalents and restricted cash at end of year	$9,384	$22,063

Cash paid for interest	$3,643	$2,144

Non-cash investing and financing activities
Assumption of borrowings in connection with acquisition	$-	$9,275
Issuance of non-controlling interests in subsidiary in connection with acquisition	-	7,265
Preferred stock issued to seller in acquisition	-	5,266
Contingent consideration issued in connection with acquisition	-	845
Lease liabilities and right of use assets arising from operating leases	260	-

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

	December 31, 2019	June 30, 2019
Cash and cash equivalents	$8,421	$12,122
Restricted cash	963	708
Cash, cash equivalents and restricted cash	$9,384	$12,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2019

1. Organization

Great Elm Capital Group, Inc. (the Company) is a holding company incorporated in Delaware.  The Company currently has four operating segments: durable medical equipment, investment management, real estate and general corporate.  The Company is pursuing business development opportunities in durable medical equipment, investment management, real estate and other industries.

On September 7, 2018, the Company, through its subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc. (DME Inc.) an entity formed to acquire and combine two companies, Valley Healthcare Holding, LLC (Valley) and Northwest Medical, Inc. (Northwest).  Valley and Northwest specialize in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment and operate in Arizona, Nebraska, Oregon, Washington and Alaska.  On June 12, 2019, the Company expanded its durable medical equipment business through the acquisition of certain assets and liabilities of Midwest Respiratory Care, Inc. (Midwest).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc., Great Elm FM Acquisition, Inc., DME Holdings and Great Elm DME Manager, LLC.  Majority-owned subsidiaries include GECC GP Corp., Great Elm FM Holdings, Inc., CRIC IT Fort Myers, LLC (CRIC IT) and DME Inc. and its seven wholly-owned subsidiaries.

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

Accounts receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $4.4 million and $3.4 million as of December 31, 2019 and June 30, 2019, respectively.  During the three and six months ended December 31, 2019, the Company recognized a reduction to revenue of $0.5 million and $1.4 million related to such constraints.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the three and six months ended December 31, 2019 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from customers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of December 31, 2019 and June 30, 2019, the Company had unbilled receivables of approximately $1.6 million and $0.7 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement.  These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
Loss from continuing operations	$(2,027)	$(4,251)	$(5,305)	$(6,192)
Loss from discontinued operations, net of tax	-	(25)	-	(93)
Net loss	$(2,027)	$(4,276)	$(5,305)	$(6,285)
Net loss attributable to Great Elm Capital Group	(186)	70	(375)	65
Net income (loss) attributable to Great Elm Capital Group	$(1,841)	$(4,346)	$(4,930)	$(6,350)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	25,402	25,187	25,387	25,121
Weighted average shares used in computing income (loss) per share	25,402	25,187	25,387	25,121
Basic and diluted income (loss) per share from:
Loss from continuing operations	$(0.07)	$(0.17)	$(0.19)	$(0.25)
Loss from discontinued operations	-	(0.00)	-	(0.00)
Net loss	$(0.07)	$(0.17)	$(0.19)	$(0.25)

As of December 31, 2019 and 2018, the Company had 3,402,602 and 3,606,206 potential shares of Company common stock issuable upon exercise of the stock options and vesting of restricted stock units and restricted stock awards, respectively, that are not included in the diluted net loss per share calculations because to do so would be antidilutive.

As of December 31, 2019 and 2018, the Company had an aggregate of 732,909 issued shares and 761,617 issued shares, respectively, that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

Restrictions on Subsidiary Dividends

Under the GP Corp. Note Agreement, GECC GP Corp. agreed not to declare any dividends until the GP Corp. Note is satisfied.  Under the Senior Note and Subordinated Note, CRIC IT Fort Myers, LLC is restricted from paying any dividends until the Notes are satisfied.  The ability of DME Inc. to pay dividends is subject to compliance with the restricted payment covenants under the Corbel Facility and DME Revolver.

Concentration of Risk

The Company’s net investment revenue and receivables for the periods presented were attributable to the management of one investment vehicle, GECC, which is also a related party.  See Note 5 – Related Party Transactions.

The Company’s real estate rental revenue from continuing operations is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Government Payor A	30%	30%	29%	28%
Government Payor B	10%	*	*	*
Third-party Payor C	13%	*	10%	*

* Not a significant concentration.

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of
	December 31, 2019	June 30, 2019
Government Payor A	24%	20%
Government Payor B	13%	16%
Third-party Payor C	11%	12%

Recently Issued Accounting Standards

Current Expected Credit Losses In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses.  The estimate of expected credit losses will require entities to incorporate considerations of historical experience, current information and reasonable and supportable forecasts.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

3. Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2019	2018	2019	2018
Product and Services Revenue
Investment Management
Management Fees	$760	$755	$1,518	$1,523
Administration Fees	129	160	238	332
	889	915	1,756	1,855
Durable Medical Equipment
Medical Equipment Sales	7,587	7,502	13,948	9,802
Service Revenues	1,460	1,574	2,844	2,058
	9,047	9,076	16,792	11,860
Total product and services revenue	$9,936	$9,991	$18,548	$13,715

Rental Revenues
Real Estate
Rental Income	1,271	1,474	2,544	2,916
Durable Medical Equipment
Medical Equipment Rental Income	5,344	4,076	10,830	5,383
Total rental revenue	6,615	5,550	13,374	8,299

Total	$16,551	$15,541	$31,922	$22,014

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the six months ended December 31, 2019, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  As such, the Company has no contract liabilities as of December 31, 2019 and September 30, 2019.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  As of December 31, 2019 and June 30, 2019, net unbilled sales and services revenue is approximately $1.0 million and $0.5 million, respectively, and is included in accounts receivable.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the six months ended December 31, 2019, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $0.9 million and $0.9 million as of December 31, 2019 and June 30, 2019, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of December 31, 2019 and June 30, 2019, net unbilled rental revenue is approximately $0.6 million and $0.2 million, respectively, and is included in accounts receivable.

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

4. Acquisition

Initial Acquisition of Durable Medical Equipment Businesses

On September 7, 2018, through its subsidiary, DME Holdings, the Company acquired an 80.1% interest in DME Inc., an entity formed to acquire and combine two previously unrelated durable medical equipment distribution companies, Valley and Northwest, which both specialize in the distribution of sleep and respiratory care equipment, including positive air pressure equipment and supplies, ventilators, and oxygen equipment.  The medical distribution companies operate in Alaska, Arizona, Nebraska, Oregon and Washington.  The Company expects to achieve significant synergies and costs reductions through the combination of these companies in this acquisition.  Operating results of the acquired businesses have been included in the consolidated statements of operations since September 1, 2018 as the impact of including the period prior to September 7, 2018 was immaterial to the condensed consolidated financial statements.

On the date of Acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values.  The assessment of fair value initially reported, as of June 30, 2019, was preliminary as the Company had not finalized its fair value estimates.

During the three months ended September 30, 2019, the Company obtained and considered additional information related to the assets acquired and liabilities assumed, and recorded measurement period adjustments to the allocation of the purchase price noted below.

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

As a result of the net working capital adjustment, $0.2 million in shares of preferred stock in DME Holdings were cancelled and forfeited and the remaining difference between the adjustment and the value of the preferred stock cancelled and forfeited was paid by the sellers to DME Holdings.

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

(in thousands)	For the six months ended December 31, 2018
Revenues	$30,308
Net loss	(5,399)
Net loss attributable to Great Elm Capital Group	(5,278)

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

Acquisition of Midwest Respiratory Care, Inc. Assets and Liabilities

In June 2019, through its majority-owned subsidiary, DME Inc., the Company acquired certain assets and liabilities of Midwest related to its durable medical equipment business which specializes in the distribution of sleep and respiratory care equipment, including positive air pressure equipment and supplies, ventilators, and oxygen equipment.  The medical distribution business from which the assets were acquired operates in Nebraska, Kansas and Iowa.  The acquisition is accounted for as a business combination.  The Company expects to achieve synergies and costs reductions through integrating these operations into our existing DME operations.  Operating results of the acquired businesses have been included in the consolidated statements of operations since June 12, 2019.

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

(in thousands)	For the three months ended December 31, 2018	For the six months ended December 31, 2018
Revenues	$16,376	$23,684
Net loss	(4,065)	(5,863)
Net loss attributable to Great Elm Capital Group	(4,177)	(6,012)

These pro forma results presented include adjustments to historical operating results include the following activity related to the acquisition: (a) interest expense and debt financing costs incurred on the debt borrowed upon closing; (b) amortization of intangible assets acquired; and (c) reclassification of non-recurring transaction costs to the prior period.

The amounts of revenue and net loss of the combined acquired durable medical equipment businesses included in the Company’s condensed consolidated statement of operations for the three months ended December 31, 2019 is $14.4 million and $0.7 million, respectively.  The amounts of revenue and net loss of the combined acquired durable medical equipment businesses included in the Company’s condensed consolidated statement of operations for the six months ended December 31, 2019 is $27.6 million and $1.5 million, respectively.

5. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at December 31, 2019 Corbel holds a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 11 - Borrowings for additional information on the Corbel Facility and Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued preferred stock and non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Additionally, the Company has contingent consideration to the sellers, currently valued at zero.  See Note 8 – Fair Value Measurements for additional details.

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

The following tables summarize activity and outstanding balances between GECC and the Company.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2019	2018	2019	2018
Change in unrealized gain (loss) on investment in GECC	$(826)	$(3,639)	$(1,809)	$(2,734)
GECC dividends recorded in the period	588	961	1,078	1,451

	As of As of December 31,
(in thousands)	2019	2018
Dividends receivable from GECC	$262	$814
Investment management revenues receivable from GECC	1,016	909

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

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through December 31, 2019; correspondingly, no profits were available to GECC GP Corp. under the Profit Sharing Agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEO GP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  As the general partner, GEO GP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEO GP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through December 31, 2019 no incentive allocations have been made to GEO GP.

MAST Capital Management, LLC is the beneficial owner of approximately 7.9% of the Company’s outstanding common stock as of December 31, 2019.  See Note 11 - Borrowings for additional discussion of the GP Corp. Note.

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

6. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	December 31, 2019	June 30, 2019
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(2,226)	(1,614)
Net carrying amount	$53,799	$54,411

Property and Equipment
Leasehold improvements	$790	$774
Vehicles	229	239
Computer equipment and software	226	187
Furniture and fixtures	399	331
Sleep study equipment	588	232
	2,232	1,763
Accumulated depreciation	(720)	(396)
Net carrying amount	$1,512	$1,367

Equipment Held for Rental
Medical equipment held for rental	$14,830	$13,294
Accumulated depreciation	(6,106)	(4,154)
Net carrying amount	$8,724	$9,140

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2019	2018	2019	2018
Depreciation and amortization	$527	$327	$955	$693
Cost of durable medical equipment rentals	1,962	1,882	4,013	2,162
Total depreciation expense	$2,489	$2,209	$4,968	$2,855

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

Rental income from real estate leases is summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2019	2018	2019	2018
Revenues from base rents	$1,152	$1,151	$2,303	$2,302
Revenues from additional rental payments	119	323	241	614
Total rental revenues	$1,271	$1,474	$2,544	$2,916

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the six months ending June 30, 2020	$2,078
For the year ending June 30, 2021	4,213
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,419
For the year ending June 30, 2024	4,529
Thereafter	28,673
Total base rent	$48,224

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$15,301	$-	$-	$15,301
Total assets	$15,301	$-	$-	$15,301
Liabilities:
Contingent consideration liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Fair Value as of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$17,110	$-	$-	$17,110
Total assets	$17,110	$-	$-	$17,110
Liabilities:
Contingent consideration liability	$-	$-	$1,135	$1,135
Total liabilities	$-	$-	$1,135	$1,135

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three and six months ended December 31, 2019:

(in thousands)
Balance as of June 30, 2019	$1,135
Change in fair value	(195)
Balance as of September 30, 2019	940
Change in fair value	(940)
Balance as of December 31, 2019	$-

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three and six months ended December 31, 2018:

(in thousands)
Balance as of June 30, 2018	$-
Additions	845
Balance as of September 30, 2018	845
Change in fair value	-
Balance as of December 31, 2018	$845

Contingent consideration is included within the current portion of related party payables in the condensed consolidated balance sheets.  The contingent consideration arrangement requires the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain EBITDA thresholds, as adjusted per the terms of the purchase agreement, are achieved for the 12 months ended December 31, 2018 and 2019.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of September 7, 2018 are as follows: 33.5% volatility and weighted average cost of capital of 14% and related EBITDA forecasts of the acquired businesses for the twelve months ended December 31, 2018 and 2019.  As of September 30, 2019, the end of the measurement period, a fair value of $1.0 million was calculated as of the acquisition date.

In June 2019, in conjunction with the Midwest acquisition, there was an amendment to the Transaction Agreement which adjusted certain terms of the related EBITDA target calculation for the 12 months ended December 31, 2019, making it easier to achieve.  As part of this amendment, a payment of $0.3 million was made to certain former shareholders.  The fair value of the remaining contingent consideration was updated to $1.1 million as of June 30, 2019.  As of December 31, 2019, the fair value of the contingent consideration was updated to zero, resulting in a $0.9 million benefit which is included in sales, general and administrative expenses for the three months ended December 31, 2019.

The ultimate payout of the contingent consideration will be based on actual results achieved. The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2018 and 2019 was below the earnout threshold for payout, however, final determination is subject to a review process with the sellers.  A full or partial contingent consideration payment of up to $2.1 million may be due to the sellers following completion of the review process or if the applicable targets are met during the 12 months ended December 31, 2019.

The Company is the beneficial owner of approximately 19.5% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.  There were no transfers between levels of the fair value hierarchy during the six months ended December 31, 2019 and 2018.

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

The changes in the carrying value of goodwill are as follows:

(in thousands)
Balance, June 30, 2019	$50,397
Purchase accounting adjustment	36
Balance, December 31, 2019	$50,433

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of December 31, 2019			As of June 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$8,800	$(1,173)	$7,627	$8,800	$(733)	$8,067
Non-compete agreements	1,360	(410)	950	1,440	(210)	1,230
	10,160	(1,583)	8,577	10,240	(943)	9,297

Investment Management
Investment management agreement	3,900	(1,647)	2,253	3,900	(1,336)	2,564
Assembled workforce	526	(222)	304	526	(180)	346
	4,426	(1,869)	2,557	4,426	(1,516)	2,910
Real Estate
In-place lease	6,028	(908)	5,120	6,028	(659)	5,369

Total	$20,614	$(4,360)	$16,254	$20,694	$(3,118)	$17,576

Aggregate Amortization Expense (in thousands):	2019	2018
For the three months ended December 31,	$603	$501
For the six months ended December 31,	1,242	845

Estimated Future Amortization Expense (in thousands):
For the six months ending June 30, 2020	$1,100
For the year ending June 30, 2021	2,150
For the year ending June 30, 2022	1,977
For the year ending June 30, 2023	1,891
For the year ending June 30, 2024	1,699

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

(in thousands)	December 31, 2019	June 30, 2019
Facilities
Right of use assets	$5,664	$6,066

Current portion of lease liabilities	1,510	1,371
Lease liabilities, net of current portion	4,438	4,989
Total liabilities	$5,948	$6,360

Weighted-average remaining life	4.0 years	4.4 years
Weighted-average discount rate	11.7%	11.7%

Vehicles
Right of use assets	$71	$80

Current portion of lease liabilities	20	18
Lease liabilities, net of current portion	51	62
Total liabilities	$71	$80

Weighted-average remaining life	3.2 years	3.7 years
Weighted-average discount rate	12.3%	12.3%

Equipment
Right of use assets	$84	$93

Current portion of lease liabilities	37	34
Lease liabilities, net of current portion	47	59
Total liabilities	$84	$93

Weighted-average remaining life	2.6 years	2.6 years
Weighted-average discount rate	12.5%	12.5%

As of December 31, 2019, the Company had remaining right of use assets of $5.8 million and lease liabilities of $6.1 million (consisting of $1.6 million in current portion of lease liabilities and $4.5 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2019	2018	2019	2018
Facilities
Operating lease cost	$519	$502	$1,047	$721
Cash paid for operating leases	513	486	1,011	699

Vehicles
Operating lease cost	$7	$5	$14	$7
Cash paid for operating leases	7	5	14	7

Equipment
Operating lease cost	$11	$-	$22	$-
Cash paid for operating leases	11	-	22	-

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the nine months ending June 30, 2020	$1,094
For the year ending June 30, 2021	2,105
For the year ending June 30, 2022	1,851
For the year ending June 30, 2023	1,202
For the year ending June 30, 2024	832
Thereafter	553
Total lease payments	$7,637
Imputed interest	(1,534)
Total lease liabilities	$6,103

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

11. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	December 31, 2019	June 30, 2019
Corbel Facility	DME Inc. and subsidiaries	$26,266	$27,584
GP Corp. Note	GECC GP Corp.	3,148	3,148
Total principal		$29,414	$30,732
Unamortized debt issuance cost		(320)	(364)
Total long-term related party notes payable		29,094	30,368
Less current portion of related party notes payable		(1,946)	(2,066)
Related party notes payable, net of current portion		$27,148	$28,302

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	December 31, 2019	June 30, 2019
DME Revolver	DME Inc. and subsidiaries	$6,150	$7,401
Equipment Financing	DME Inc. and subsidiaries	1,493	1,475
Senior Note	CRIC IT	51,110	52,161
Subordinated Note	CRIC IT	3,530	3,277
Total principal		$62,283	$64,314
Unamortized debt premiums		3,231	3,205
Unamortized debt discounts and issuance costs		(2,102)	(2,250)
Total other outstanding borrowings		63,412	65,269
Less current portion of other outstanding borrowings		(9,787)	(3,530)
Other outstanding borrowings, net of current portion		$53,625	$61,739

All borrowings of the Company’s subsidiaries are non-recourse to the Company.

The Company incurred interest expense of $1.6 million and $1.8 million for the three months ended December 31, 2019 and 2018, respectively.  The Company incurred interest expense of $3.3 million and $2.8 million for the six months ended December 31, 2019 and 2018, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the six months ending June 30, 2020	$3,384
For the year ending June 30, 2021	10,346
For the year ending June 30, 2022	4,000
For the year ending June 30, 2023	4,195
For the year ending June 30, 2024	23,835
Thereafter	58,677
Total	$104,437

Outstanding principal on related party borrowings	$29,414
Outstanding principal on other borrowings	62,283
Future interest to be paid-in-kind	12,740
Total future required principal payments	$104,437

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

The Company amended and borrowed an additional $3.4 million under the Corbel Facility in June 2019.  As of December 31, 2019 the outstanding principal balance was $26.3 million.  The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At December 31, 2019 the interest rate was 11.9%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.4 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ending December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

The Corbel Facility is held by a related party, Corbel, which holds a non-controlling interest in DME Inc.  In connection with the issuance of the amended Corbel Facility, the borrowers paid Corbel a one-time structuring fee of $375,000, which is included in debt issuance costs for the six months ended December 31, 2018.  See Note 5 – Related Party Transactions and Note 13 – Non-Controlling Interests and Preferred Stock of Subsidiary.

DME Inc. is required to pay to Corbel, as agent of the Corbel Facility, a quarterly monitoring fee of $25,000 while the borrowings remain outstanding.  In addition, under certain conditions, if the borrowing is repaid with proceeds of debt in full or in part at any time within the first three years from the date of issuance, the borrower shall pay an additional fee to the agent, ranging from 2.10% to 3.50% depending on the date of repayment based on the period outstanding, of the aggregate repaid principal amount.

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2019	2018	2019	2018
Principal payments	$355	$313	$1,316	$313
Interest expense	1,603	793	2,458	990

The DME Revolver had a balance of $6.2 million at December 31, 2019 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on August 30, 2020 and accrue interest at a variable rate of the prime rate plus 0.4% per annum.  At December 31, 2019 the interest rate was 5.2%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  If the DME Revolver is terminated within the first year, a termination fee equal to 3% of the original credit limit will be due.  The Company has classified all borrowings under the DME Revolver as current in the condensed consolidated balance sheets based on the maturity date of the facility.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and DME Inc. is required to meet certain financial covenants.

The Corbel Facility and DME Revolver each include covenants that restrict DME Inc. business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of DME Inc.  DME Inc. must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the DME Inc. EBITDA levels.  Both the Corbel Facility and the DME Revolver are non-recourse to the Company.

As of December 31, 2019, the fair value approximates the carrying value for both the Corbel Facility and the DME Revolver.

Beginning in April 2019, DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the three and six months ended December 31, 2019, the Company financed $0.4 million and $1.3 million in inventory and equipment through such financing agreements.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At December 31, 2019 the interest rate was 4.9%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million, based on the Company’s fiscal year ending June 30.

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

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2019	2018	2019	2018
Principal payments	$-	$-	$-	$-
Interest expense	44	42	88	86

The Company estimated the fair value of the GP Corp. Note as of December 31, 2019 and June 30, 2019, on a non-recurring basis, using Level 3 inputs.  As of December 31, 2019 and June 30, 2019, the carrying value of the note approximated the fair value.

Real Estate

In March 2018, in connection with the acquisition of the real estate business, the Company’s majority-owned subsidiary, CRIC IT, assumed a senior secured note (Senior Note) with a principal balance of $54.8 million and a subordinated note (Subordinated Note) with a principal balance of $2.7 million at the date of acquisition.  The Senior Note was recorded at an estimated fair value of $52.2 million, reflecting a discount of $2.6 million from the face amount; and the Subordinated Note was recorded at $5.8 million, reflecting a premium of $3.1 million.  The discount and premium amortize over the life of the notes.

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

As of December 31, 2019 and June 30, 2019, the fair value approximates the carrying value for both the Senior Note and Subordinated Note.

12. Stockholders’ Equity

Performance Shares (Restricted Stock Awards)

The Company did not grant any performance shares during the three and six months ended December 31, 2019.  As of December 31, 2019, the Company had 732,909 restricted stock awards that carry both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  Additionally, in September 2017, the Company modified the restricted stock awards to include a provision for changes in control.

The Company estimates that approximately 439,745 of the performance shares are probable of vesting under the performance condition.  The Company accounts for forfeitures of the performance shares in the period incurred.  There were no forfeitures during the six months ended December 31, 2019.

For the three and six months ended December 31, 2019, the Company recognized compensation cost totaling a benefit of $0.06 million and $0.03 million, respectively, associated with the performance shares.  For the three months ended December 31, 2018, the Company recognized compensation cost totaling a benefit of $0.1 million associated with performance shares.  For the six months ended December 31, 2018, the Company recognized compensation cost totaling $0.1 million associated with the performance-based awards.

In addition to the performance shares, the Company has also issued restricted stock to certain of its directors and employees.  Such restricted stock is subject to time vesting but no performance-based vesting criteria.

The following table summarizes the Company’s restricted stock award activity as of and through December 31, 2019:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	782	$3.89
Granted	204	3.62
Vested	(58)	3.42
Forfeited	-	-
Outstanding at December 31, 2019	928	$3.86

Stock Options

During the six months ended December 31, 2019, the Company issued 239,523 stock options with an estimated grant date fair value of $0.4 million.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  The assumptions used to value the stock options granted during the six months ended December 31, 2019 consist of: expected volatility of 49.9% and 58.2%; no expected dividend yields; risk-free rate of 1.54% and 1.90%; and expected term of 4.0 and 6.4 years.

The following table summarizes the Company’s option award activity as of and through December 31, 2019:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2019	2,656	$4.33	6.49	$1,590
Options granted	240	4.44
Exercised	-	-
Forfeited, cancelled or expired	(421)	8.16
Outstanding at December 31, 2019	2,475	$3.69	6.01	$8
Exercisable at December 31, 2019	1,437	$3.60	5.10	$8
Vested and expected to vest as of December 31, 2019	2,475	$3.69	6.01	$8

During the three and six months ended December 31, 2019, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.2 million and $0.5 million, respectively.

As of December 31, 2019, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $2.9 million.

13. Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest and preferred stock of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	December 31, 2019	June 30, 2019
DME Inc.
NCI classified as temporary equity	3,754	3,912
NCI classified as permanent equity	3,754	3,912
Total DME Inc.	7,508	7,824
GECC GP Corp.
NCI classified as permanent equity	(711)	(626)
GE FM Holdings
NCI classified as permanent equity	756	730
Total	$7,553	$7,928

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2019	2018	2019	2018
DME Holdings
Preferred stock classified as liability	$-	$-	$-	$-
DME Inc.
NCI classified as temporary equity	(78)	48	(158)	58
NCI classified as permanent equity	(78)	48	(158)	58
Total DME Inc.	(156)	96	(316)	116
GECC GP Corp.
NCI classified as permanent equity	(43)	(35)	(85)	(70)
GE FM Holdings
NCI classified as permanent equity	13	9	26	20
Total	$(186)	$70	$(375)	$65

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

The holder of this non-controlling interest, Corbel, is also the holder of the Corbel Facility and was the holder of the preferred stock in DME Holdings discussed above.  See Note 5 – Related Party Transactions and Note 11 – Borrowings.

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

14. Income Tax

As of June 30, 2019, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.6 billion and $199 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2020 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.  The state NOL carryforwards will expire from 2029 through 2037.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

In light of the Company’s history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized.

15. Segment Information

The Company allocates resources based on four operating segments: durable medical equipment, investment management, real estate and general corporate.

The following tables illustrate results of operations by segment:

	For the three months ended December 31, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$14,391	$889	$1,271	$57	$(57)	$16,551
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,689)	-	-	-	-	(3,689)
Cost of durable medical equipment rentals	(2,185)	-	-	-	-	(2,185)
Depreciation and amortization	(520)	(179)	(430)	(1)	-	(1,130)
Stock-based compensation(2)	-	(98)	-	(110)	-	(208)
Transaction costs(3)	-	-	-	(486)	-	(486)
Other selling, general and administrative	(7,736)	(566)	(126)	(752)	57	(9,123)
Total operating expenses	(14,130)	(843)	(556)	(1,349)	57	(16,821)
Other income (expense):
Interest expense	(937)	(41)	(655)	-	-	(1,633)
Other income (expense)	-	-	-	(223)	-	(223)
Total other expense, net	(937)	(41)	(655)	(223)	-	(1,856)
Total pre-tax income (loss) from continuing operations	$(676)	$5	$60	$(1,515)	$-	$(2,126)

	For the three months ended December 31, 2018
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$13,152	$915	$1,474	$52	$(52)	$15,541
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,545)	-	-	-	-	(3,545)
Cost of durable medical equipment rentals	(1,970)	-	-	-	-	(1,970)
Depreciation and amortization	(260)	(137)	(431)	-	-	(828)
Stock-based compensation(2)	-	(37)	-	(132)	-	(169)
Transaction costs(3)	(2)	-	-	(135)	-	(137)
Other general and administrative	(5,895)	(704)	(342)	(1,770)	52	(8,659)
Total operating expenses	(11,672)	(878)	(773)	(2,037)	52	(15,308)
Other income (expense):
Interest expense	(1,081)	(44)	(663)	-	-	(1,788)
Other income (expense)	-	-	-	(2,696)	-	(2,696)
Total other expense, net	(1,081)	(44)	(663)	(2,696)	-	(4,484)
Total pre-tax income (loss) from continuing operations	$399	$(7)	$38	$(4,681)	$-	$(4,251)

	For the six months ended December 31, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$27,622	$1,756	$2,544	$80	$(80)	$31,922
Operating costs and expenses:
Cost of durable medical equipment sold and services	(7,152)	-	-	-	-	(7,152)
Cost of durable medical equipment rentals	(4,450)	-	-	-	-	(4,450)
Depreciation and amortization	(977)	(358)	(861)	(1)	-	(2,197)
Stock-based compensation(2)	-	(273)	-	(228)	-	(501)
Transaction costs(3)	-	-	-	(577)	-	(577)
Other selling, general and administrative	(14,608)	(1,082)	(250)	(2,329)	80	(18,189)
Total operating expenses	(27,187)	(1,713)	(1,111)	(3,135)	80	(33,066)
Other income (expense):
Interest expense	(1,933)	(83)	(1,313)	-	-	(3,329)
Other income (expense)	3	-	-	(692)	-	(689)
Total other income (expense), net	(1,930)	(83)	(1,313)	(692)	-	(4,018)
Total pre-tax income (loss) from continuing operations	$(1,495)	$(40)	$120	$(3,747)	$-	$(5,162)

	For the six months ended December 31, 2018
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$17,243	$1,855	$2,916	$70	$(70)	$22,014
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,489)	-	-	-	-	(4,489)
Cost of durable medical equipment rentals	(2,260)	-	-	-	-	(2,260)
Depreciation and amortization	(403)	(273)	(862)	-	-	(1,538)
Stock-based compensation(2)	-	(582)	-	(260)	-	(842)
Transaction costs(3)	(544)	-	-	(1,459)	-	(2,003)
Other selling, general and administrative	(7,774)	(1,608)	(637)	(3,143)	70	(13,092)
Total operating expenses	(15,470)	(2,463)	(1,499)	(4,862)	70	(24,224)
Other income (expense):
Interest expense	(1,367)	(88)	(1,328)	-	-	(2,783)
Other income (expense)	20	-	-	(1,219)	-	(1,199)
Total other income (expense), net	(1,347)	(88)	(1,328)	(1,219)	-	(3,982)
Total pre-tax income (loss) from continuing operations	$426	$(696)	$89	$(6,011)	$-	$(6,192)

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

(3)

Transaction costs, which consist of legal and other professional services incurred in connection with consummated and unconsummated transactions, are included in selling, general and administrative expense in the condensed consolidated statements of operations.

(4)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.

The following tables illustrate assets by segment:

	As of December 31, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,194	$38	$53,799	$4	$64,035
Identifiable intangible assets, net	8,577	2,557	5,120	-	16,254
Goodwill	50,433	-	-	-	50,433
Other assets	15,403	2,602	2,125	23,819	43,949
Total	$84,607	$5,197	$61,044	$23,823	$174,671

	As of June 30, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,464	$43	$54,411	$-	$64,918
Identifiable intangible assets, net	9,297	2,910	5,369	-	17,576
Goodwill	50,397	-	-	-	50,397
Other assets	17,300	3,065	1,534	27,936	49,835
Total	$87,458	$6,018	$61,314	$27,936	$182,726

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

Through our investment management business we manage a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, and separate accounts for an institutional investor.  The combined assets under management of these entities at December 31, 2019 was approximately $228.8 million.

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

We continue to explore other opportunities in the durable medical equipment, investment management and real estate sectors, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital.  As of the date of this report, we have not entered into any binding commitments to make additional acquisitions or investments in any of these areas.

As of June 30, 2019, we had $1.6 billion of net operating loss (NOL) carryforwards for federal income tax purposes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP). The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the six months ended December 31, 2019, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as it relates to recurring transactions.

Results of Operations

The following discussion is reflective of our four business operating segments.  The durable medical equipment segment commenced operations in September 2018 and thus the results of operations for this segment for the six months ended December 31, 2019 presented are not comparable to the corresponding period ended December 31, 2018.

The following table provides the results of our consolidated operations for the three and six months ended December 31, 2019 and 2018:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2019	Percent Change	2018	2019	Percent Change	2018
Revenue:
Total revenue	$16,551	6%	$15,541	$31,922	45%	$22,014
Operating costs and expenses:
Cost of goods sold	(3,689)	4%	(3,545)	(7,152)	59%	(4,489)
Cost of rentals	(2,185)	11%	(1,970)	(4,450)	97%	(2,260)
Other selling, general and administrative	(9,817)	10%	(8,965)	(19,267)	21%	(15,937)
Depreciation and amortization	(1,130)	36%	(828)	(2,197)	43%	(1,538)
Total operating expenses	(16,821)		(15,308)	(33,066)		(24,224)
Operating income (loss)	(270)		233	(1,144)		(2,210)
Other income (expense):
Interest expense	(1,633)	(9)%	(1,788)	(3,329)	20%	(2,783)
Other income (expense)	(223)	(92)%	(2,696)	(689)	(43)%	(1,199)
Total other expense, net	(1,856)		(4,484)	(4,018)		(3,982)
Total pre-tax income (loss) from continuing operations	$(2,126)		$(4,251)	$(5,162)		$(6,192)

Revenue

For the three and six months ended December 31, 2019, revenues included $14.4 million and $27.6 million, respectively, from the durable medical equipment businesses, $0.9 million and $1.8 million, respectively, from the investment management business, and $1.3 million and $2.5 million, respectively, from the real estate business.  For the three and six months ended December 31, 2018, revenues included $13.2 million and $17.2 million , respectively, from the durable medical equipment businesses, $0.9 million and $1.9 million , respectively, from the investment management business, and $1.5 million and $2.9 million , respectively, from the real estate business.

The increases in revenues for the three and six months ended December 31, 2019 as compared to the corresponding periods in the prior year are primarily attributable to growth in the durable medical equipment businesses which is partially offset by decreases in the real estate business resulting from the adoption of a new accounting standard which impacted the accounting recognition related to certain rental revenues.

Operating costs and expenses

The increase in operating costs for the three and six months ended December 31, 2019, as compared to the three and six months ended December 31, 2018, is primarily attributable to the additional costs associated with the durable medical equipment business, including cost of goods sold and cost of rentals, as well as the general and administrative costs of the durable medical equipment business, depreciation on fixed assets and amortization of the intangible assets associated with the durable medical equipment business.

Other income (expense)

Interest expense decreased for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018 due to the redemption of the 10% preferred stock of DME Holdings, Inc. in June 2019, resulting in no related interest expensed in the current period.  Interest expense increased for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018, due to the fact that borrowings related to our acquisition of the durable medical equipment business were not outstanding until September 2018. Other income and expense consisted of dividend income and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  The period over period decrease in net other expense is primarily attributable to changes in unrealized losses on the Company’s investment in GECC, which is discussed under “—General Corporate” below.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business for the three months ended December 31, 2019 and 2018 and for six months ended December 31, 2019 and the period from the inception of the durable medical equipment business on September 7, 2018 to December 31, 2018 (the inception period).

	For the three months ended December 31,
(in thousands)	2019	Percent Change	2018	For the six months ended December 31, 2019	Percent Change	For the period September 7, 2018 to December 31, 2018
Revenue:
Total revenue	$14,391	9%	$13,152	$27,622	60%	$17,243
Operating costs and expenses:
Cost of goods sold	(3,689)	4%	(3,545)	(7,152)	59%	(4,489)
Cost of rentals	(2,185)	11%	(1,970)	(4,450)	97%	(2,260)
Transaction costs	-	(100)%	(2)	-	(100)%	(544)
Other selling, general and administrative	(7,736)	31%	(5,895)	(14,608)	88%	(7,774)
Depreciation and amortization	(520)	100%	(260)	(977)	142%	(403)
Total operating expenses	(14,130)		(11,672)	(27,187)		(15,470)
Other income (expense):
Interest expense	(937)	13%	(1,081)	(1,933)	41%	(1,367)
Other income (expense)	-	-%	-	3	(85)%	20
Total other expense, net	(937)		(1,081)	(1,930)		(1,347)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(676)		$399	$(1,495)		$426

Durable Medical Equipment Revenue

Durable medical equipment revenues include revenue from the sale of medical equipment and sleep study services and medical equipment rentals.  For the three months ended December 31, 2019, revenues from the sale of medical equipment and sleep study services were $7.6 million and $1.5 million, respectively, consistent with the three months ended December 31, 2018, for which such revenues were $7.5 million and $1.6 million, respectively.  For the six months ended December 31, 2019, revenues from the sale of medical equipment and sleep study services were $13.9 million and  $2.8 million, respectively, while for the inception period ended December 31, 2018 such revenues were $9.8 million and $2.1 million, respectively.  The increases for the six months ended December 31, 2019 as compared to the inception period ended December 31, 2018 are primarily attributable to the acquisition of the durable medical equipment businesses in September 2018 resulting in a shorter period in the prior year.

Revenue from medical equipment rentals was $5.3 million for the three months ended December 31, 2019 as compared to $4.1 million for the three months ended December 31, 2018, with the increase attributable to higher volumes of patient setups, as well as the expansion resulting from the acquisition of Midwest Respiratory Care, Inc. (Midwest).  For the six months ended December 31, 2019, rental revenue was $10.8 million as compared to $5.4 million for the corresponding period in the prior year due to the shorter period in the prior year, along with incremental revenue from increases in patient setups and the acquisition of Midwest.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses.  The changes in these costs for the three and six months ended December 31, 2019 as compared to the corresponding periods in the prior year are consistent with the changes in the related revenues and sales volumes.

General and administrative expenses primarily consist of payroll related costs, facility expenses, including lease costs, and professional fees.  For the three months ended December 31, 2019 and 2018, payroll related costs were $5.0 million and $4.3 million, respectively, facility expenses were $0.9 million and $0.9 million, respectively, and professional fees were $1.0 million and $0.1 million, respectively.  The increases in payroll related costs is due to growth in the business and additional employee hires.  The increase in professional fees is largely attributable to consulting costs and investments in technology to integrate the durable medical equipment business into the Company and prepare for future growth and scalability.

For the six months ended December 31, 2019 and the inception period ended December 31, 2018, payroll related costs were $9.8 million and $5.6 million respectively, facility expenses were $1.9 million and $1.0 million, respectively, and professional fees were $1.3 million and $0.1 million, respectively.  In addition to the factors discussed above, increases in expenses for the six months ended December 31, 2019 as compared to the inception period ended December 31, 2018 are primarily attributable to having a longer period in the current period whereas the inception period was of limited duration.

Transaction costs decreased for the six months ended December 31, 2019 as compared to the inception period ended December 31, 2018 as they primarily relate to one-time expenses incurred in the period of acquisition.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.  The increase in depreciation and amortization for the three months ended December 31, 2019 as compared to the corresponding period in the prior year was primarily driven by increases in leasehold improvements and sleep study equipment in existing locations as well as the acquisition of Midwest. In addition to the factors discussed above, the increase in depreciation and amortization for the six months ended December 31, 2019 as compared to the inception period ended December 31, 2018 are primarily attributable to having a longer period in the current period whereas the inception period was of limited duration.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business for the three and six months ended December 31, 2019 and 2018.

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2019	Percent Change	2018	2019	Percent Change	2018
Revenue:
Total revenue	$889	(3)%	$915	$1,756	(5)%	$1,855
Operating costs and expenses:
Stock-based compensation	(98)	165%	(37)	(273)	(53)%	(582)
Consulting agreement	(73)	(63)%	(198)	(284)	(29)%	(402)
Other general and administrative	(493)	(3)%	(506)	(798)	(34)%	(1,206)
Depreciation and amortization	(179)	31%	(137)	(358)	31%	(273)
Total operating expenses	(843)		(878)	(1,713)		(2,463)
Other income (expense):
Interest expense	(41)	(7)%	(44)	(83)	(6)%	(88)
Other income (expense)	-	-%	-	-	-%	-
Total other expense, net	(41)		(44)	(83)		(88)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$5		$(7)	$(40)		$(696)

Investment Management Revenue

Investment management revenues include management fees and administrative fees.  For the three months ended December 31, 2019 and 2018, management fees were $0.8 million and $0.8 million, respectively, and administrative fees were $0.1 million and $0.2 million, respectively.  For the six months ended December 31, 2019 and 2018, management fees were $1.5 million and $1.5 million, respectively, and administrative fees were $0.2 million and $0.3 million, respectively.

Investment Management Costs and Expenses

Stock-based compensation increased by approximately $0.1 million for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018 in connection with updated estimates related to performance-based awards, which were awarded in connection with internal restructuring in September 2017.  The decrease in stock-based compensation for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 also reflects the impact of updated estimates related to these performance-based awards.

Costs associated with the consulting agreement decreased for the three and six months ended December 31, 2019 as compared to the corresponding periods in the prior year due to the expiration of the contractual arrangement in November 2019.

The decrease in general and administrative costs for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 is primarily attributable to the increased allocation of overhead costs, including payroll-related costs, to the general corporate segment in connection with the acquisition of the durable medical equipment businesses in September 2018, thus reducing the allocation to the investment management segment.

Real Estate Business

The key metrics of our real estate business include rental revenues, depreciation on rental properties and interest expense on the related debt.

The following table provides the results of our real estate business for the three and six months ended December 31, 2019 and 2018.

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2019	Percent Change	2018	2019	Percent Change	2018
Revenue:
Total revenue	$1,271	(14)%	$1,474	$2,544	(13)%	$2,916
Operating costs and expenses:
General and administrative	(126)	(63)%	(342)	(250)	(61)%	(637)
Depreciation and amortization	(430)	(0)%	(431)	(861)	(0)%	(862)
Total operating expenses	(556)		(773)	(1,111)		(1,499)
Other income (expense):
Interest expense	(655)	(1)%	(663)	(1,313)	(1)%	(1,328)
Other income (expense)	-	-%	-	-	-%	-
Total other expense, net	(655)		(663)	(1,313)		(1,328)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$60		$38	$120		$89

Real Estate Revenue

Real estate rental revenue for the three and six months ended December 31, 2019 decreased as compared to the three and six months ended December 31, 2018 as a result of the adoption of updated lease accounting guidance, which excludes from revenue and the corresponding real estate expenses any lessor costs paid directly to third parties by the lessee.

Real Estate Costs and Expenses

General and administrative costs primarily consisted of management fees, insurance, real estate taxes and state sales tax expense.  The decrease in general and administrative costs for the three and six months ended December 31, 2019 as compared to the three and six months ended December 31, 2018 is primarily due to the adoption of updated lease accounting guidance, which excludes from revenue and the corresponding real estate expenses any lessor costs paid directly to third parties by the lessee.

General Corporate

The following table provides the results of our general corporate activities for the three and six months ended December 31, 2019 and 2018.

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2019	Percent Change	2018	2019	Percent Change	2018
Revenue:
Total revenue	$57	10%	$52	$80	14%	$70
Operating costs and expenses:
Stock-based compensation	(110)	(17)%	(132)	(228)	(12)%	(260)
Transaction costs	(486)	260%	(135)	(577)	(60)%	(1,459)
Other general and administrative	(752)	(58)%	(1,770)	(2,329)	(26)%	(3,143)
Depreciation and amortization	(1)	0%	-	(1)	0%	-
Total operating expenses	(1,349)		(2,037)	(3,135)		(4,862)
Other income (expense):
Interest expense	-	-%	-	-	-%	-
Other income (expense)	(223)	92%	(2,696)	(692)	(43)%	(1,219)
Total other income (expense), net	(223)		(2,696)	(692)		(1,219)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(1,515)		$(4,681)	$(3,747)		$(6,011)

General Corporate Revenue

For the three and six months ended December 31, 2019 and 2018, all revenue was derived from fees earned by DME Manager, which provides consulting services to Great Elm DME, Inc. (DME Inc.)  Both DME Manager and DME Inc. were formed in connection with the acquisition of the durable medical equipment businesses in September 2018 and there was no corresponding activity prior to this acquisition.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees and payroll costs in connection with our general corporate oversight of our subsidiaries and diligence efforts towards identifying asset and business acquisition opportunities.  General and administrative costs for the three months ended December 31, 2019 decreased by $1.0 million as compared to the three months ended December 31, 2018 primarily due to the $0.9 million decrease in the fair value of contingent consideration payable, and related benefit to general and administrative costs.  General and administrative costs for the six months ended December 31, 2019 decreased as compared to the six months ended December 31, 2018 due to the $1.1 million decrease in the fair value of the contingent consideration during the six months ended December 31, 2019.  This decrease was partially offset by the impact to our overhead allocation of the acquisition of the durable medical equipment business in September 2018, which resulted in an increase of approximately $0.4 million in overhead allocations to the general corporate segment.

Transaction costs primarily consist of professional fees and payroll costs in connection with our acquisitions of assets and businesses, as well as diligence for potential future opportunities.  The decrease in transaction costs for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 is attributable to the one-time costs incurred in connection with the acquisition of the durable medical equipment businesses in September 2018.  The increase in transaction costs for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 is primarily related to our ongoing diligence of potential business opportunities.

Other Income (Expense)

Other income (expense) primarily consists of dividends and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  The decreases in other income (expense) is primarily driven by fluctuations in the fair value of the investment in GECC, which resulted in unrealized losses of $0.8 million and $1.8 million for the three and six months ended December 31, 2019, as compared to unrealized losses of $3.3 million and $2.3 million for the three and six months ended December 31, 2018.

Income Taxes

As of June 30, 2019, the Company had NOL carryforwards for federal and state income tax purposes of approximately $1.6 billion and $199 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2020 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.  The state NOL carryforwards will expire from 2029 through 2037.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

The Company’s tax provision for the six months ended December 31, 2019 primarily consists of a provision for state taxes of approximately $0.1 million.

Liquidity and Capital Resources

Cash Flows

Operating cash flows provided by continuing operations for the six months ended December 31, 2019 were $3.1 million.  The net cash inflow in our continuing operations was primarily the result of our net loss of $5.3 million offset by non-cash charges of $8.2 million.  Additional net cash inflows from operations are attributable to an increase of $1.9 million in accounts payable, accrued liabilities and other liabilities partially offset by outflows due to decreases of $0.7 million and $0.8 million related to operating leases and related party payables, respectively.  The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

Operating cash flows provided by continuing operations for the six months ended December 31, 2018 were $0.7 million.  The net cash inflow in our continuing operations was primarily the result of our net loss of $6.3 million offset by noncash charges of $7.7 million. The remaining net cash outflows from operations are attributable to increases in accounts receivable and related party receivable which are partially offset by increases in accounts payable, accrued liabilities and other liabilities. The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

Investing cash flows used in continuing operations for the six months ended December 31, 2019 were $3.0 million.  The net cash outflow primarily consisted of $3.5 million in purchases of equipment for rental partially offset by proceeds from sale of equipment held for rental and disposal of property and equipment.

Investing cash flows used in continuing operations for the six months ended December 31, 2018 were $44.1 million.  The net cash outflow primarily consisted of $41.6 million used in our acquisition of the durable medical equipment businesses in September 2018 and an additional $2.3 million used in subsequent purchases of equipment for rental.

Financing cash flows used in continuing operations for the six months ended December 31, 2019 were $3.6 million which primarily consisted of principal payments on long term debt, related party notes payable and our revolving line of credit.

Financing cash flows provided by continuing operations for the six months ended December 31, 2018 were $22.1 million.  Approximately $16.1 million and $5.5 million was provided by net proceeds on the note payable from a seller and a revolving line of credit, respectively, established with the acquisition of the durable medical equipment businesses.  Subsequent to the acquisition an additional $0.3 million in cash proceeds was drawn from the revolving line of credit and principal payments of $1.3 million were made on long term debt.  An additional $1.4 million was provided by the exercise of warrants by MAST Capital Management, LLC (MAST Capital) in July 2018.

Financial Condition

As of December 31, 2019, we had an unrestricted cash balance of $8.4 million.  We also beneficially own 1,966,667 shares of GECC common stock with an estimated fair value of $15.3 million as of December 31, 2019.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, to issue equity securities and to incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of December 31, 2019, we had a note due to a non-controlling interest holder of DME Inc., Corbel Capital Partners SBIC, L.P. (Corbel), totaling $26.3 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at December 31, 2019, the effective interest rate was 11.9%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.3 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business.

The Company has the option to prepay the borrowings outstanding under the Corbel Facility in whole or in part subject to certain prepayment penalties ranging from 1.0% - 5.0% of the early payment of the principal, based on the time that the Corbel Facility has been outstanding through the first five years of the loan.

DME Inc. is required to pay to Corbel, as agent of the Corbel Facility, a quarterly monitoring fee of $25,000 per quarter while the borrowings remain outstanding.  In addition, under certain conditions, if the borrowing is repaid with proceeds of debt in full or in part at any time within the first three years from the date of issuance, the borrower shall pay an additional fee to the agent, ranging from 2.10% to 3.50% depending on the date of repayment based on the period outstanding, of the aggregate repaid principal amount.

As of December 31, 2019, we had a credit facility due to Pacific Mercantile Bank totaling $6.2 million that accrues interest at the prime rate plus 0.4% (at December 31, 2019, the effective rate was 5.2%) through maturity on August 30, 2020 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

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

As of December 31, 2019, we had a related party GP Corp. Note due to MAST Capital totaling $3.1 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at December 31, 2019, the effective rate was 4.9%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between one of our wholly-owned subsidiaries, Great Elm Capital Management, Inc. (GECM) and GECC GP Corp. (the Profit Sharing Agreement) that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

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

As of December 31, 2019, we had a senior note due to Wells Fargo Bank Northwest, National totaling $51.1 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of December 31, 2019, we had a subordinated note due to Wells Fargo Bank Northwest, National totaling $3.5 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.

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

There were no material changes in our internal control over financial reporting for the quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest,, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL GROUP, INC.

Date: February 10, 2020	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: February 10, 2020	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer