Form 10-Q
period 2020-03-31
Great Elm Capital Group, Inc.
filed 2020-05-11
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, there were 25,446,837 shares of the registrant’s common stock outstanding

1

Table of Contents

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2020 and 2019	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the nine months ended March 31, 2020	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the nine months ended March 31, 2019	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION		54

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	56

SIGNATURES		58

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

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contain forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements.  These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	our ability to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company that we manage through our investment management business;
▪	the dividend rate that GECC will pay;
▪	our ability to continue to develop and grow our durable medical equipment, investment management and real estate businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events, including the impact of Coronavirus Disease 2019 (COVID‑19) on the global economy;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	March 31, 2020	June 30, 2019
Current assets:
Cash and cash equivalents	$38,693	$12,122
Restricted cash	837	708
Accounts receivable	8,522	8,832
Related party receivables	1,171	1,421
Investments, at fair value (cost $30,000)	5,507	17,110
Inventories	1,750	1,336
Prepaid and other current assets	981	871
Total current assets	57,461	42,400
Real estate assets, net	53,494	54,411
Property and equipment, net	1,405	1,367
Equipment held for rental, net	8,965	9,140
Identifiable intangible assets, net	15,680	17,576
Goodwill	50,433	50,397
Right of use assets	5,775	6,239
Other assets	1,584	1,196
Total assets	$194,797	$182,726
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,505	$5,158
Accrued expenses and other liabilities	5,446	3,951
Related party payables	-	1,940
Current portion of lease liabilities	1,608	1,423
Current portion of long term debt	10,170	2,159
Current portion of related party notes payable	1,494	2,066
Current portion of equipment financing debt	1,530	1,371
Total current liabilities	28,753	18,068
Lease liabilities, net of current portion	4,460	5,110
Long term debt, net of current portion	53,171	61,635
Related party notes payable, net of current portion	26,818	28,302
Convertible notes (face value $30,000, including $14,050 held by related parties)	16,785	-
Equipment financing debt, net of current portion	217	104
Other liabilities	364	513
Total liabilities	130,568	113,732
Commitments and Contingencies
Contingently redeemable non-controlling interest	3,615	3,912
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,172,046 shares issued and 25,439,137 outstanding at March 31, 2020; and 26,086,086 shares issued and 25,352,989 outstanding at June 30, 2019	25	25
Additional paid-in-capital	3,317,873	3,305,415
Accumulated deficit	(3,260,921)	(3,244,374)
Total Great Elm Capital Group, Inc. stockholders' equity	56,977	61,066
Non-controlling interests	3,637	4,016
Total stockholders' equity	60,614	65,082
Total liabilities, non-controlling interest and stockholders' equity	$194,797	$182,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Revenues:
Durable medical equipment sales and services revenue	8,933	$7,383	$25,725	$19,243
Durable medical equipment rental income	5,198	4,369	16,028	9,752
Investment management revenues	829	1,060	2,585	2,915
Real estate rental income	1,276	1,272	3,820	4,188
Total revenues	16,236	14,084	48,158	36,098

Operating costs and expenses:
Cost of durable medical equipment sold and services	3,966	2,633	11,118	7,122
Cost of durable medical equipment rentals[1]	2,072	1,969	6,522	4,229
Durable medical equipment other operating expenses	8,079	5,896	22,607	13,600
Investment management expenses	149	996	1,504	3,186
Real estate expenses	125	131	375	768
Depreciation and amortization	1,053	987	3,250	2,525
Selling, general and administrative	1,801	1,989	4,935	7,395
Total operating costs and expenses	17,245	14,601	50,311	38,825
Operating loss	(1,009)	(517)	(2,153)	(2,727)
Dividends and interest income	491	515	1,608	2,050
Unrealized gain (loss) on investment in GECC	(9,794)	807	(11,603)	(1,927)
Interest expense	(1,754)	(1,712)	(5,083)	(4,495)
Other income, net	-	-	3	-
Loss from continuing operations, before income taxes	(12,066)	(907)	(17,228)	(7,099)
Income tax benefit	148	1,229	5	1,229
Income (loss) from continuing operations	(11,918)	322	(17,223)	(5,870)
Discontinued operations:
Gain from discontinued operations, net of tax	-	3,879	-	3,786
Net income (loss)	$(11,918)	$4,201	$(17,223)	$(2,084)
Less: net income (loss) attributable to non-controlling interest	(301)	(35)	(676)	30
Net income (loss) attributable to Great Elm Capital Group	$(11,617)	$4,236	$(16,547)	$(2,114)
Basic and diluted loss per share
Continuing operations	$(0.46)	$0.02	$(0.65)	$(0.23)
Discontinued operations	-	0.15	-	0.15
Net income (loss) attributable to Great Elm Capital Group	$(0.46)	$0.17	$(0.65)	$(0.08)
Weighted average shares outstanding
Basic and diluted	25,430	25,265	25,401	25,168

[1] Includes depreciation expense of:	$1,882	$1,904	$5,895	$4,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2019	25,353	$25	$3,305,415	$(3,244,374)	$61,066	$4,016	$65,082	$3,912
Net loss	-	-	-	(3,089)	(3,089)	(109)	(3,198)	(80)
Issuance of common stock related to vesting of restricted stock	30	0	0	-	0	-	0	-
Stock-based compensation	-	-	293	-	293	-	293	-
BALANCE, September 30, 2019	25,383	25	3,305,708	(3,247,463)	58,270	3,907	62,177	3,832
Net loss	-	-	-	(1,841)	(1,841)	(108)	(1,949)	(78)
Issuance of common stock related to vesting of restricted stock	29	0	0	-	0	-	0	-
Stock-based compensation	-	-	208	-	208		208
BALANCE, December 31, 2019	25,411	$25	$3,305,916	$(3,249,304)	$56,637	$3,799	$60,436	$3,754
Net loss	-	-	-	(11,617)	(11,617)	(162)	(11,779)	(139)
Issuance of common stock related to vesting of restricted stock	28	0	0	-	0	-	0	-
Stock-based compensation	-	-	(267)	-	(267)	-	(267)	-
Issuance of convertible notes	-	-	12,224	-	12,224	-	12,224	-
BALANCE, March 31, 2020	25,439	$25	$3,317,873	$(3,260,921)	$56,977	$3,637	$60,614	$3,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2018	24,719	$25	$3,302,886	$(3,238,547)	$64,364	$222	$64,586	$-
Net income (loss)	-	-	-	(2,004)	(2,004)	(15)	(2,019)	10
Adoption of accounting standard	-	-	-	(2,919)	(2,919)	-	(2,919)	-
Acquisition of Great Elm DME, Inc.	-	-	-	-	-	3,632	3,632	3,632
Issuance of common stock related to warrants exercise	420	0	1,409	-	1,409	-	1,409	-
Issuance of common stock related to vesting of restricted stock	4	0	0	-	0	-	0	-
Stock-based compensation	-	-	490	-	490	-	490	-
BALANCE, September 30, 2018	25,143	25	3,304,785	(3,243,470)	61,340	3,840	65,180	3,642
Net income (loss)	-	-	-	(4,346)	(4,346)	22	(4,324)	48
Issuance of common stock related to vesting of restricted stock	79	0	0	-	0	-	0	-
Stock-based compensation	-	-	352	-	352	-	352	-
BALANCE, December 31, 2018	25,222	$25	$3,305,137	$(3,247,816)	57,346	$3,862	$61,208	$3,690
Net income (loss)	-	-	-	4,236	4,236	(36)	4,200	1
Issuance of common stock related to vesting of restricted stock	58	0	0	-	0	-	0	-
Issuance of common stock related to stock options exercise	2	0	6	-	6	-	6	-
Stock-based compensation	-	-	102	-	102	-	102	-
BALANCE, March 31, 2019	25,282	$25	$3,305,245	$(3,243,580)	$61,690	$3,826	$65,516	$3,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the nine months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,223)	$(2,084)
Loss from discontinued operations	-	(3,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,144	6,591
Stock-based compensation	234	944
Unrealized (gain) loss on investments	11,603	1,927
Non-cash interest and amortization of debt issuance costs	722	643
Deferred tax benefit related to continuing operations	(116)	(1,229)
Other non-cash expense, net	1,070	445
Gain on sale of equipment held for rental	(612)	-
Change in fair value of contingent consideration	(1,135)	-
Changes in operating assets and liabilities:
Related party receivable	250	(416)
Accounts receivable	310	(2,058)
Inventories	(414)	(235)
Prepaid assets, deposits, and other assets	(821)	(44)
Operating leases	(1,071)	(371)
Related party payable	(805)	116
Accounts payable, accrued liabilities and other liabilities	3,448	817
Net cash provided by operating activities - continuing operations	4,584	1,260
Net cash provided by operating activities - discontinued operations	-	1,408
Net cash provided by operating activities	4,584	2,668
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(41,781)
Purchases of equipment held for rental	(5,384)	(4,423)
Proceeds from sale of equipment held for rental	1,394	-
Purchases of property and equipment	(591)	(655)
Proceeds from sale of property and equipment	37	-
Net cash used in investing activities - continuing operations	(4,544)	(46,859)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(4,544)	(46,859)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the nine months ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds on revolving line of credit	2,550	6,225
Principal payments on revolving line of credit	(2,050)	-
Principal payments on long term debt	(1,598)	(1,482)
Proceeds from note payable to seller	-	16,500
Principal payments on related party notes payable	(2,123)	(768)
Principal payments on equipment financing	(2,065)	-
Proceeds from equipment financing	2,338	-
Proceeds from convertible notes	30,000	-
Debt financing costs	(392)	(430)
Redemption of preferred stock of subsidiary	-	(1,500)
Proceeds from issuance of common stock, gross	-	1,415
Net cash provided by financing activities - continuing operations	26,660	19,960
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	26,660	19,960
Net increase (decrease) in cash, cash equivalents and restricted cash	26,700	(24,231)
Cash, cash equivalents and restricted cash at beginning of year	12,830	43,540
Cash, cash equivalents and restricted cash at end of year	$39,530	$19,309

Cash paid for interest	$4,585	$3,763

Non-cash investing and financing activities
Assumption of borrowings in connection with acquisition	$-	$9,275
Issuance of non-controlling interests in subsidiary in connection with acquisition	-	7,265
Preferred stock issued to seller in acquisition	-	5,266
Preferred stock cancelled and forfeited	-	215
Contingent consideration issued in connection with acquisition	-	845
Lease liabilities and right of use assets arising from operating leases	607	256

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

	March 31, 2020	June 30, 2019
Cash and cash equivalents	$38,693	$12,122
Restricted cash	837	708
Cash, cash equivalents and restricted cash	$39,530	$12,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020

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

In the quarter ended March 31, 2020, the Company’s revenues declined relative to its prior expectations in part due to the impact of the Coronavirus Disease 2019 (COVID-19) pandemic.  In particular, during the quarter ended March 31, 2020, the Company experienced a decrease in assets under management in our managed portfolios and observed higher patient cancellation rates for attended sleep studies.  The impact of COVID-19 continues to evolve and its duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company expects to experience decreased referrals in the near future. Should the disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business and operations.

The Company also believes that its cash and cash equivalents held as of at March 31, 2020, as supplemented by governmental COVID-19 relief, will be sufficient to fund the projected operating requirements of the Company and its operating subsidiaries for at least the next twelve months.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity.  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Segments

The Company has four operating segments: durable medical equipment, investment management, real estate and general corporate.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

Accounts receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $5.2 million and $3.4 million as of March 31, 2020 and June 30, 2019, respectively.  During the three and nine months ended March 31, 2020, the Company recognized reductions to revenue of $1.1 million and $2.6 million, respectively, net of immaterial adjustments to constraints recognized in prior periods related to actual collections experience. See Note 3 – Revenue.

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

As of March 31, 2020 and June 30, 2019, the Company had unbilled receivables of approximately $1.6 million and $0.7 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement.  These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Income (loss) from continuing operations	$(11,918)	$322	$(17,223)	$(5,870)
Gain from discontinued operations, net of tax	-	3,879	-	3,786
Net income (loss)	$(11,918)	$4,201	$(17,223)	$(2,084)
Less: net income (loss) attributable to non-controlling interest	(301)	(35)	(676)	30
Net income (loss) attributable to Great Elm Capital Group	$(11,617)	$4,236	$(16,547)	$(2,114)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	25,430	25,265	25,401	25,168
Weighted average shares used in computing income (loss) per share	25,430	25,265	25,401	25,168
Basic and diluted income (loss) per share from:
Net income (loss) from continuing operations	$(0.46)	$0.02	$(0.65)	$(0.23)
Income from discontinued operations	-	0.15	-	0.15
Net income (loss) attributable to Great Elm Capital Group	$(0.46)	$0.17	$(0.65)	$(0.08)

As of March 31, 2020 and 2019, the Company had 3,362,560 and 3,459,602 potential shares of Company common stock issuable upon exercise of the stock options and vesting of restricted stock units and restricted stock awards, respectively, that are not included in the diluted net loss per share calculations because to do so would be antidilutive.  In addition, as of March 31, 2020 the Company had 8,640,054 potential shares of Company common stock issuable upon conversion of Convertible Notes that are not included in the diluted net loss per share calculations because to do so would be antidilutive.

As of March 31, 2020 and 2019, the Company had an aggregate of 732,909 issued shares that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Government Payor A	28%	25%	28%	27%
Government Payor B	*	*	*	*
Third-party Payor C	*	*	10%	*

* Not a significant concentration.

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of
	March 31, 2020	June 30, 2019
Government Payor A	20%	20%
Government Payor B	13%	16%
Third-party Payor C	12%	12%

* Not a significant concentration

Recently Issued Accounting Standards

Current Expected Credit Losses In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses.  The estimate of expected credit losses will require entities to incorporate considerations of historical experience, current information and reasonable and supportable forecasts.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

Fair Value Measurements In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  The Company early adopted the eliminated and modified disclosures of ASU 2018-13 during the three months ended September 30, 2018 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.  The Company has deferred adoption of the supplemental disclosures until the effective date.  The supplemental disclosures relate to level 3 fair value measurements, and the impact to our financial statements upon adoption is not expected to be significant as we do not have significant level 3 fair value measurements.

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the United Kingdom Financial Conduct Authority which announced the desire to phase out the use of London Interbank Offered Rate (LIBOR) by the end of 2021.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  If LIBOR ceases to exist, we may need to renegotiate outstanding notes payable outstanding which extend beyond 2021 with the respective counterparties. Adoption of the provisions in ASU 2020-04 are optional and effective from March 12, 2020 through December 31, 2022.  We are currently evaluating the impact of ASU 2020-04 on our financial statements.

3. Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2020	2019	2020	2019
Product and Services Revenue
Investment Management
Management Fees	$683	$691	$2,201	$2,214
Administration Fees	146	369	384	701
	829	1,060	2,585	2,915
Durable Medical Equipment
Medical Equipment Sales	7,549	5,996	21,497	15,798
Service Revenues	1,384	1,387	4,228	3,445
	8,933	7,383	25,725	19,243
Total product and services revenue	$9,762	$8,443	$28,310	$22,158

Rental Revenues
Real Estate
Rental Income	1,276	1,272	3,820	4,188
Durable Medical Equipment
Medical Equipment Rental Income	5,198	4,369	16,028	9,752
Total rental revenue	6,474	5,641	19,848	13,940

Total	$16,236	$14,084	$48,158	$36,098

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the three and nine months ended March 31, 2020, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  As such, the Company has no contract liabilities as of March 31, 2020 and June 30, 2019. December 31, 2019

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  As of March 31, 2020 and June 30, 2019, net unbilled sales and services revenue is approximately $1.0 million and $0.5 million, respectively, and is included in accounts receivable.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the nine months ended March 31, 2020, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $0.9 million and $0.9 million as of March 31, 2020 and June 30, 2019, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of March 31, 2020 and June 30, 2019, net unbilled rental revenue is approximately $0.6 million and $0.2 million, respectively, and is included in accounts receivable.

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

The acquisition date fair value of the consideration transferred is summarized in the following table:

(in thousands)	Amount
Cash	$25,321
Net working capital adjustment	(254)
Increase in note payable to seller(1)	16,500
Debt assumed	9,275
Preferred stock in DME Holdings	5,266
Contingent consideration	961
Total Consideration	$57,069
(1)	Included in related party note payable on the condensed consolidated balance sheet.

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

(in thousands)	As Previously Reported(1)	Adjustment	Amount
Accounts receivable	$6,021	$-	$6,021
Inventories	1,405	-	1,405
Other assets	503	-	503
Fixed assets	852	-	852
Equipment held for rent	7,947	-	7,947
Goodwill	44,741	36	44,777
Tradename	8,800	-	8,800
Non-compete agreements	1,260	(80)	1,180
Right of use asset	4,205	-	4,205
Current liabilities	(5,955)	-	(5,955)
Operating lease liabilities	(4,285)	-	(4,285)
Deferred tax liabilities	(1,160)	44	(1,116)
Non-controlling interest	(7,265)	-	(7,265)
Net assets acquired	$57,069	$-	$57,069
(1)	As reported in our Form 10-K for the twelve months ended June 30, 2019.

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

These fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement.  See Note 8 – Fair Value Measurements for values ascribed to the contingent consideration in reported periods.

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

(in thousands)	For the nine months ended March 31, 2019
Revenues	$44,392
Net loss	(1,217)
Net loss attributable to Great Elm Capital Group	(1,057)

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

Acquisition of Midwest Respiratory Care, Inc. Assets and Liabilities

In June 2019, through a wholly-owned subsidiary of its majority-owned subsidiary, DME Inc., the Company acquired certain assets and liabilities of Midwest related to its durable medical equipment business which specializes in the distribution of sleep and respiratory care equipment, including positive air pressure equipment and supplies, ventilators, and oxygen equipment.  The medical distribution business from which the assets were acquired operates in Nebraska, Kansas and Iowa.  The acquisition is accounted for as a business combination.  The Company expects to achieve synergies and costs reductions through integrating these operations into our existing DME operations.  Operating results of the acquired businesses have been included in the consolidated statements of operations since June 12, 2019.

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

The acquisition date fair value of the cash consideration transferred was $6.3 million, of which $3.4 million was funded by additional debt under our existing Corbel Facility and $0.7 million was contributed as equity by the non-controlling interests in DME Inc.  The remainder was contributed as equity by DME Holdings.

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

(in thousands)	For the three months ended March 31, 2019	For the nine months ended March 31, 2019
Revenues	$14,919	$38,603
Net income (loss)	4,412	(1,451)
Net income (loss) attributable to Great Elm Capital Group	4,405	(1,607)

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

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at March 31, 2020 Corbel holds a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 11 - Borrowings for additional information on the Corbel Facility and Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued preferred stock and non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  The preferred stock was fully redeemed as of June 30, 2019.  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Additionally, the Company has contingent consideration to the sellers, currently valued at zero.  See Note 8 – Fair Value Measurements for additional details.

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

The following tables summarize activity and outstanding balances between GECC and the Company.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2020	2019	2020	2019
Change in unrealized gain (loss) on investment in GECC	$(9,794)	$807	$(11,603)	$(1,927)
GECC dividends recorded in the period	489	490	1,567	1,941

(in thousands)	March 31, 2020	June 30, 2019
Dividends receivable from GECC	$163	$206
Investment management revenues receivable from GECC	904	1,124

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.

The Company is the owner of approximately 19.5% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through March 31, 2020; correspondingly, no profits were available to GECC GP Corp. under the Profit Sharing Agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEO GP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  As the general partner, GEO GP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEO GP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through March 31, 2020 no incentive allocations have been made to GEO GP.

MAST Capital Management, LLC is the beneficial owner of approximately 7.9% of the Company’s outstanding common stock as of March 31, 2020.  See Note 11 - Borrowings for additional discussion of the GP Corp. Note.

Real Estate

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in Great Elm FM Holdings, Inc. (GE FM Holdings).  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiary.

6. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	March 31, 2020	June 30, 2019
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(2,531)	(1,614)
Net carrying amount	$53,494	$54,411

Property and Equipment
Leasehold improvements	$825	$774
Vehicles	229	239
Computer equipment and software	247	187
Furniture and fixtures	404	331
Sleep study equipment	592	232
	2,297	1,763
Accumulated depreciation	(892)	(396)
Net carrying amount	$1,405	$1,367

Equipment Held for Rental
Medical equipment held for rental	$15,428	$13,294
Accumulated depreciation	(6,463)	(4,154)
Net carrying amount	$8,965	$9,140

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2020	2019	2020	2019
Depreciation and amortization	$478	$441	$1,433	$1,134
Cost of durable medical equipment rentals	1,882	1,904	5,895	4,066
Total depreciation expense	$2,360	$2,345	$7,328	$5,200

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

Rental income from real estate leases is summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2020	2019	2020	2019
Revenues from base rents	$1,150	$1,150	$3,453	$3,452
Revenues from additional rental payments	126	$122	367	736
Total rental revenues	$1,276	$1,272	$3,820	$4,188

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the three months ending June 30, 2020	$1,044
For the year ending June 30, 2021	4,213
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,419
For the year ending June 30, 2024	4,529
Thereafter	28,673
Total base rent	$47,190

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$5,507	$-	$-	$5,507
Total assets	$5,507	$-	$-	$5,507
Liabilities:
Contingent consideration liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Fair Value as of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$17,110	$-	$-	$17,110
Total assets	$17,110	$-	$-	$17,110
Liabilities:
Contingent consideration liability	$-	$-	$1,135	$1,135
Total liabilities	$-	$-	$1,135	$1,135

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three and nine months ended March 31, 2020:

(in thousands)
Balance as of June 30, 2019	$1,135
Change in fair value	(195)
Balance as of September 30, 2019	940
Change in fair value	(940)
Balance as of December 31, 2019	-
Change in fair value	-
Balance as of March 31, 2020	$-

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three and nine months ended March 31, 2019:

(in thousands)
Balance as of June 30, 2018	$-
Additions	845
Balance as of September 30, 2018	845
Change in fair value	-
Balance as of December 31, 2018	845
Change in fair value	116
Balance as of March 31, 2019	$961

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

In June 2019, in conjunction with the Midwest acquisition, there was an amendment to the Transaction Agreement which adjusted certain terms of the related EBITDA target calculation for the 12 months ended December 31, 2019, making it easier to achieve.  As part of this amendment, a payment of $0.3 million was made to certain former shareholders.  The fair value of the remaining contingent consideration was updated to $1.1 million as of June 30, 2019.  As of March 31, 2020, the fair value of the contingent consideration was updated to zero, resulting in a $1.1 million benefit which is included in sales, general and administrative expenses for the nine months ended March 31, 2020.

The ultimate payout of the contingent consideration will be based on actual results achieved. The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2018 and 2019 was below the earnout threshold for payout.  Final determination is subject to a review process with the sellers, which is expected to be completed during the current fiscal year.  A full or partial contingent consideration payment of up to $2.1 million may be due to the sellers following completion of the review process.

The Company is the owner of approximately 19.5% (or 1,966,667 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.  There were no transfers between levels of the fair value hierarchy during the nine months ended March 31, 2020 and 2019.

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

The changes in the carrying value of goodwill are as follows:

(in thousands)
Balance, June 30, 2019	$50,397
Purchase accounting adjustment	36
Balance, March 31, 2020	$50,433

The Company’s annual impairment assessment date for goodwill is April 1.  However, during the quarter ended March 31, 2020, the Company observed significant global market volatility attributable in part to the impacts of the COVID-19 pandemic.  The market deterioration of the Company’s stock price and other potential impairment triggering events were identified requiring an impairment analysis to be performed on the Company’s goodwill and other long-lived assets as of March 31, 2020.  Based on the analyses performed, the fair value of the durable medical equipment reporting unit exceeded the carrying value by 10% and no impairment occurred.  The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and the valuations and prices of comparable businesses.  The discount rate used in this analysis was 15%.  Other long-lived assets were assessed for impairment using undiscounted forecasted cash flows, and based on the analyses performed, no impairment occurred.

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of March 31, 2020			As of June 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$8,800	$(1,393)	$7,407	$8,800	$(733)	$8,067
Non-compete agreements	1,360	(492)	868	1,440	(210)	1,230
	10,160	(1,885)	8,275	10,240	(943)	9,297

Investment Management
Investment management agreement	3,900	(1,776)	2,124	3,900	(1,336)	2,564
Assembled workforce	526	(240)	286	526	(180)	346
	4,426	(2,016)	2,410	4,426	(1,516)	2,910
Real Estate
In-place lease	6,028	(1,033)	4,995	6,028	(659)	5,369

Total	$20,614	$(4,934)	$15,680	$20,694	$(3,118)	$17,576

Aggregate Amortization Expense (in thousands):	2020	2019
For the three months ended March 31,	$574	$546
For the nine months ended March 31,	1,816	1,391

Estimated Future Amortization Expense (in thousands):
For the three months ending June 30, 2020	$868
For the year ending June 30, 2021	2,156
For the year ending June 30, 2022	2,019
For the year ending June 30, 2023	1,888
For the year ending June 30, 2024	1,697
Thereafter	7,052

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

(in thousands)	March 31, 2020	June 30, 2019
Facilities
Right of use assets	$5,634	$6,066

Current portion of lease liabilities	1,550	1,371
Lease liabilities, net of current portion	4,376	4,989
Total liabilities	$5,926	$6,360

Weighted-average remaining life	4.0 years	4.4 years
Weighted-average discount rate	11.7%	11.7%

Vehicles
Right of use assets	$66	$80

Current portion of lease liabilities	20	18
Lease liabilities, net of current portion	46	62
Total liabilities	$66	$80

Weighted-average remaining life	2.9 years	3.7 years
Weighted-average discount rate	12.3%	12.3%

Equipment
Right of use assets	$75	$93

Current portion of lease liabilities	38	34
Lease liabilities, net of current portion	38	59
Total liabilities	$76	$93

Weighted-average remaining life	2.1 years	2.6 years
Weighted-average discount rate	12.5%	12.5%

As of March 31, 2020, the Company had remaining right of use assets of $5.8 million and lease liabilities of $6.1 million (consisting of $1.6 million in current portion of lease liabilities and $4.5 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2020	2019	2020	2019
Facilities
Operating lease cost	$514	$527	$1,561	$1,248
Cash paid for operating leases	524	530	1,535	1,229

Vehicles
Operating lease cost	$6	$9	$20	$16
Cash paid for operating leases	6	9	20	16

Equipment
Operating lease cost	$11	$20	$33	$20
Cash paid for operating leases	11	20	33	20

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the three months ending June 30, 2020	$556
For the year ending June 30, 2021	$2,177
For the year ending June 30, 2022	$1,927
For the year ending June 30, 2023	$1,273
For the year ending June 30, 2024	$897
Thereafter	$778
Total lease payments	$7,608
Imputed interest	(1,540)
Total lease liabilities	$6,068

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

11. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	March 31, 2020	June 30, 2019
Corbel Facility	DME Inc. and subsidiaries	$25,460	$27,584
GP Corp. Note	GECC GP Corp.	3,148	3,148
Total principal		$28,608	$30,732
Unamortized debt issuance cost		(296)	(364)
Total long-term related party notes payable		28,312	30,368
Less current portion of related party notes payable		(1,494)	(2,066)
Related party notes payable, net of current portion		$26,818	$28,302

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

		As of March 31,
(in thousands)	Subsidiaries	March 31, 2020	June 30, 2019
DME Revolver	DME Inc. and subsidiaries	$7,900	$7,401
Equipment Financing	DME Inc. and subsidiaries	1,747	1,475
Senior Note	CRIC IT	50,564	52,161
Subordinated Note	CRIC IT	3,664	3,277
Total principal		$63,875	$64,314
Unamortized debt premiums		3,242	3,205
Unamortized debt discounts and issuance costs		(2,029)	(2,250)
Total other outstanding borrowings		65,088	65,269
Less current portion of other outstanding borrowings		(11,700)	(3,530)
Other outstanding borrowings, net of current portion		$53,388	$61,739

All borrowings of the Company’s subsidiaries are non-recourse to the Company.

The Company incurred interest expense of $1.6 million and $1.7 million related to these borrowings for the three months ended March 31, 2020 and 2019, respectively.  The Company incurred interest expense of $4.9 million and $4.5 million related to these borrowings for the nine months ended March 31, 2020 and 2019, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)
For the three months ending June 30, 2020	$2,032
For the year ending June 30, 2021	12,350
For the year ending June 30, 2022	4,000
For the year ending June 30, 2023	4,195
For the year ending June 30, 2024	23,835
Thereafter	58,677
Total	$105,089

Outstanding principal on related party borrowings	$28,608
Outstanding principal on other borrowings	63,875
Future interest to be paid-in-kind	12,606
Total future required principal payments	$105,089

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

The Company amended and borrowed an additional $3.4 million under the Corbel Facility in June 2019.  As of March 31, 2020 the outstanding principal balance was $25.5 million.  The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At March 31, 2020 the interest rate was 11.5%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.4 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ending December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

The Corbel Facility is held by a related party, Corbel, which holds a non-controlling interest in DME Inc.  In connection with the issuance of the amended Corbel Facility, the borrowers paid Corbel a one-time structuring fee of $375,000, which is included in debt issuance costs for the nine months ended March 31, 2019.  See Note 5 – Related Party Transactions and Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiary.

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2020	2019	2020	2019
Principal payments	$807	$455	$2,123	$768
Interest expense	793	765	3,251	1,755

The DME Revolver had a balance of $7.9 million at March 31, 2020 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on August 30, 2020 and accrue interest at a variable rate of the prime rate plus 0.4% per annum.  At March 31, 2020 the interest rate was 4.1%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  If the DME Revolver is terminated within the first year, a termination fee equal to 3% of the original credit limit will be due.  The Company has classified all borrowings under the DME Revolver as current in the condensed consolidated balance sheets based on the maturity date of the facility.

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

Beginning in April 2019, DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the three and nine months ended March 31, 2020, the Company financed $0.4 million and $1.3 million in inventory and equipment through such financing agreements.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At March 31, 2020 the interest rate was 4.5%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million each June 30.

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

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2020	2019	2020	2019
Principal payments	$-	$-	$-	$-
Interest expense	42	44	130	130

The Company estimated the fair value of the GP Corp. Note as of March 31, 2020 and June 30, 2019, on a non-recurring basis, using Level 3 inputs.  As of March 31, 2020 and June 30, 2019, the carrying value of the note approximated the fair value.

Real Estate

In March 2018, in connection with the acquisition of the real estate business, the Company’s majority-owned subsidiary, CRIC IT, assumed a senior secured note (Senior Note) with a principal balance of $54.8 million and a subordinated note (Subordinated Note) with a principal balance of $2.7 million at the date of acquisition both due to Wells Fargo Bank Northwest, National as trustee.  The Senior Note was recorded at an estimated fair value of $52.2 million, reflecting a discount of $2.6 million from the face amount; and the Subordinated Note was recorded at $5.8 million, reflecting a premium of $3.1 million.  The discount and premium amortize over the life of the notes.

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

Note 12.  Convertible Notes

On February 26, 2020, the Company issued Convertible Notes at par with an aggregate principal balance of $30 million due February 26, 2030 (the Convertible Notes) to a consortium of investors, including $14.1 million issued to certain related parties.  Such Convertible Notes issued to related parties include:

▪

$7.0 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P, a significant shareholder.  Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right Capital Management, L.P.

▪

$6.4 million issued to entities associated with Jason A. Reese, including funds managed by Imperial Capital Group, LLC, a significant shareholder.  Jason A. Reese, who subsequently became Executive co-Chairman of the Company’s Board of Directors, is the Chief Executive Officer of Imperial Capital Group, LLC.

▪	$0.65 million issued to entities associated with Eric J. Scheyer, who subsequently became a member of the Company’s Board of Directors.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in kind at the option of the Company.  Each $1,000 principal amount of the Convertible Notes are convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. However, due to a Company option to settle any conversion request by holders prior to July 1, 2020 in either cash or in shares, the conversion option is bifurcated and recorded to additional paid-in-capital within equity, creating a debt discount.  In valuing the conversion option, we estimated that the yield on an identical non-convertible instrument would be 12.5%, resulting in a debt discount of $12.6 million.  The Company incurred $1.0 million in issuance costs, which were allocated ratably between the debt and equity portions of the instrument.  Both the debt discount and debt issuance costs are being amortized over the 10-year Convertible Notes term, and are netted with the principal balance within convertible debt on our condensed consolidated balance sheet.

The Company incurred interest expense of $0.2 million related to the convertible notes for the three months ended March 31, 2020.

13. Stockholders’ Equity

Performance Shares (Restricted Stock Awards)

The Company did not grant any performance shares during the three and nine months ended March 31, 2020.  As of March 31, 2020, the Company had 732,909 restricted stock awards that carry both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  Additionally, in September 2017, the Company modified the restricted stock awards to include a provision for changes in control.

The Company estimates that approximately 278,505 of the performance shares are probable of vesting under the performance condition.  The Company accounts for forfeitures of the performance shares in the period incurred.  There were no forfeitures during the three and nine months ended March 31, 2020.

For the three and nine months ended March 31, 2020, the Company recognized compensation cost totaling a benefit of $0.6 million. This benefit related to the reversal of previously recognized stock compensation associated with the performance-based awards, due to changes in estimates regarding the amount of shares that will ultimately vest under performance conditions.  For the three months ended March 31, 2019, the Company recognized compensation cost totaling a benefit of $0.1 million associated with performance-based awards.  For the nine months ended March 31, 2019, the Company recognized compensation cost totaling $0.1 million associated with the performance-based awards.

In addition to the performance shares, the Company has also issued restricted stock to certain of its directors and employees.  Such restricted stock is subject to time vesting but no performance-based vesting criteria.

The following table summarizes the Company’s restricted stock award activity as of and through March 31, 2020:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	782	$3.89
Granted	204	3.62
Vested	(86)	3.40
Forfeited	(12)	3.35
Outstanding at March 31, 2020	888	$3.88

Stock Options

During the nine months ended March 31, 2020, the Company issued 239,523 stock options with an estimated grant date fair value of $0.4 million.  The Company utilizes a Black-Scholes option pricing model to estimate the fair value of its option awards.  The assumptions used to value the stock options granted during the nine months ended March 31, 2020 consist of: expected volatility of 49.9% and 58.2%; no expected dividend yields; risk-free rate of 1.54% and 1.90%; and expected term of 4.0 and 6.4 years.

The following table summarizes the Company’s option award activity as of and through March 31, 2020:

Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2019	2,656	$4.33	6.49	$1,590
Options granted	240	4.44
Exercised	-	-
Forfeited, cancelled or expired	(421)	8.16
Outstanding at March 31, 2020	2,475	$3.69	5.76	$-
Exercisable at March 31, 2020	1,504	$3.60	4.97	$-
Vested and expected to vest as of March 31, 2020	2,475	$3.69	5.76	$-

During the three months ended March 31, 2020, the Company recognized a net reversal of stock-based compensation associated with all restricted stock and stock options of $0.3 million.  During the nine months ended March 31, 2020, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.2 million.

As of March 31, 2020, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $2.4 million.

14. Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest and preferred stock of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	March 31, 2020	June 30, 2019
DME Inc.
NCI classified as temporary equity	3,615	3,912
NCI classified as permanent equity	3,615	3,912
Total DME Inc.	7,230	7,824
GECC GP Corp.
NCI classified as permanent equity	(748)	(626)
GE FM Holdings
NCI classified as permanent equity	770	730
Total	$7,252	$7,928

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2020	2019	2020	2019
DME Holdings
Preferred stock classified as liability		$-	$-	$-
DME Inc.
NCI classified as temporary equity	(139)	1	(297)	59
NCI classified as permanent equity	(139)	1	(297)	59
Total DME Inc.	(278)	2	(594)	117
GECC GP Corp.
NCI classified as permanent equity	(37)	(46)	(122)	(116)
GE FM Holdings
NCI classified as permanent equity	14	9	40	29
Total	$(301)	$(35)	$(676)	$30

Preferred stock in DME Holdings classified as liability

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued 5,266 shares of preferred stock in DME Holdings valued at $1,000 per share at issuance.  In January 2019, as a result of adjustments to the net working capital adjustment to the total consideration for the acquisition, 214 shares of preferred stock were cancelled and forfeited.  The Company redeemed 1,500 shares of preferred stock in March 2019 and the remaining 3,552 shares of preferred stock were redeemed in June 2019.  As of March 31, 2020 and June 30, 2019, there were no shares of preferred stock in DME Holdings outstanding.

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

15. Income Tax

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

16. Segment Information

The Company allocates resources based on four operating segments: durable medical equipment, investment management, real estate and general corporate.

The following tables illustrate results of operations by segment:

	For the three months ended March 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$14,131	$829	$1,276	$34	$(34)	$16,236
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,966)	-	-	-	-	(3,966)
Cost of durable medical equipment rentals	(2,072)	-	-	-	-	(2,072)
Depreciation and amortization	(472)	(150)	(430)	(1)	-	(1,053)
Stock-based compensation(2)	-	373	-	(106)	-	267
Transaction costs(3)	-	-	-	(286)	-	(286)
Other selling, general and administrative	(8,113)	(522)	(125)	(1,409)	34	(10,135)
Total operating expenses	(14,623)	(299)	(555)	(1,802)	34	(17,245)
Other income (expense):
Interest expense	(906)	(39)	(654)	(155)	-	(1,754)
Other income (expense)	-	-	-	(9,303)	-	(9,303)
Total other expense, net	(906)	(39)	(654)	(9,458)	-	(11,057)
Total pre-tax income (loss) from continuing operations	$(1,398)	$491	$67	$(11,226)	$-	$(12,066)

	For the three months ended March 31, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$11,752	$1,060	$1,272	$(5)	$5	$14,084
Operating costs and expenses:
Cost of durable medical equipment sold and services	(2,633)	-	-	-	-	(2,633)
Cost of durable medical equipment rentals	(1,969)	-	-	-	-	(1,969)
Depreciation and amortization	(371)	(180)	(436)	-	-	(987)
Stock-based compensation(2)	-	(19)	-	(83)	-	(102)
Transaction costs(3)	(7)	-	-	(75)	-	(82)
Other general and administrative	(5,891)	(977)	(131)	(1,824)	(5)	(8,828)
Total operating expenses	(10,871)	(1,176)	(567)	(1,982)	(5)	(14,601)
Other income (expense):
Interest expense	(998)	(47)	(667)	-	-	(1,712)
Other income (expense)	(400)	-	-	1,722	-	1,322
Total other expense, net	(1,398)	(47)	(667)	1,722	-	(390)
Total pre-tax income (loss) from continuing operations	$(517)	$(163)	$38	$(265)	$-	$(907)

	For the nine months ended March 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$41,753	$2,585	3,820	$114	$(114)	$48,158
Operating costs and expenses:
Cost of durable medical equipment sold and services	(11,118)	-	-	-	-	(11,118)
Cost of durable medical equipment rentals	(6,522)	-	-	-	-	(6,522)
Depreciation and amortization	(1,449)	(508)	(1,291)	(2)	-	(3,250)
Stock-based compensation(2)	-	100	-	(334)	-	(234)
Transaction costs(3)	-	-	-	(863)	-	(863)
Other selling, general and administrative	(22,721)	(1,604)	(375)	(3,738)	114	(28,324)
Total operating expenses	(41,810)	(2,012)	(1,666)	(4,937)	114	(50,311)
Other income (expense):
Interest expense	(2,839)	(122)	(1,967)	(155)	-	(5,083)
Other income (expense)	3	-	-	(9,995)	-	(9,992)
Total other income (expense), net	(2,836)	(122)	(1,967)	(10,150)	-	(15,075)
Total pre-tax income (loss) from continuing operations	$(2,893)	$451	$187	$(14,973)	$-	$(17,228)

	For the nine months ended March 31, 2019
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate	General Corporate	Reconciliation to Consolidated Total(1)	Consolidated Total
Revenue:
Total revenue	$28,995	$2,915	$4,188	$65	$(65)	$36,098
Operating costs and expenses:
Cost of durable medical equipment sold and services	(7,122)	-	-	-	-	(7,122)
Cost of durable medical equipment rentals	(4,229)	-	-	-	-	(4,229)
Depreciation and amortization	(774)	(453)	(1,298)	-	-	(2,525)
Stock-based compensation(2)	-	(601)	-	(343)	-	(944)
Transaction costs(3)	(551)	-	-	(1,534)	-	(2,085)
Other selling, general and administrative	(13,665)	(2,585)	(768)	(4,967)	65	(21,920)
Total operating expenses	(26,341)	(3,639)	(2,066)	(6,844)	65	(38,825)
Other income (expense):
Interest expense	(2,365)	(135)	(1,995)	-	-	(4,495)
Other income (expense)	(380)	-	-	503	-	123
Total other income (expense), net	(2,745)	(135)	(1,995)	503	-	(4,372)
Total pre-tax income (loss) from continuing operations	$(91)	$(859)	$127	$(6,276)	$-	$(7,099)

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

(4)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.

The following tables illustrate assets by segment:

	As of March 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,330	$36	$53,494	$4	$63,864
Identifiable intangible assets, net	8,275	2,410	4,995		15,680
Goodwill	50,433	-	-	-	50,433
Other assets	17,093	2,602	2,084	43,041	64,820
Total	$86,131	$5,048	$60,573	$43,045	$194,797

	As of June 30, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,464	$43	$54,411	$-	$64,918
Identifiable intangible assets, net	9,297	2,910	5,369	-	17,576
Goodwill	50,397	-	-	-	50,397
Other assets	17,300	3,065	1,534	27,936	49,835
Total	$87,458	$6,018	$61,314	$27,936	$182,726

17. Commitments and Contingencies

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

18. Subsequent Events

On March 27, 2020, the President of the United States passed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  Section 1102 of the CARES Act, the Paycheck Protection Program Loan (PPP Loan) provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis.  In April 2020, our 80.1% owned subsidiary Great Elm DME, Inc. applied for and received $3.6 million in PPP Loans.  These loans accrue interest at 1% per annum, are due April 17, 2022 and uses of proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act.  To the extent proceeds are used for these covered purposes during the 8-week period following funding, related principal balances are forgiven. The Company intends to use the majority of these proceeds for covered purposes during this 8-week period.

Additionally, under the CARES Act, the U.S. Department of Health and Human Services provided targeted stimulus funding to the healthcare industry.  In April 2020, as part of this stimulus, subsidiaries of Great Elm DME Inc. received $1.4 million in additional provider relief funds (HHS Funds) to continue providing health care treatment to patients during the COVID-19 pandemic.  The HHS Funds are subject to certain covenants and restrictions, and are subject to recoupment if not used for designated purposes.

We continue to monitor developments on these programs in order to conclude whether such amounts received represent debt or in-substance government grants.

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

Through our investment management business we manage a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, and separate accounts for an institutional investor.  The combined assets under management of these entities at March 31, 2020 was approximately $202.8 million, down from approximately $228.8 million as of December 31, 2019.  See also “—Results of Operations” for further discussion of the investment management business.

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

COVID-19

In the quarter ended March 31, 2020, the Company’s revenues declined relative to its prior expectations in part due to the impact of the Coronavirus Disease 2019 (COVID-19) pandemic.  During the quarter ended March 31, 2020, the Company experienced a decrease in assets under management in our managed portfolios within the investment management business and observed higher patient cancellation rates for attended sleep studies at DME Inc.  The impact of COVID-19 continues to evolve and its duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company expects to experience decreased referrals in the near future due to these factors.  Should the disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business and operations

In addition, COVID-19 may impact our ability to act on new acquisitions or other business opportunities.

The Company prioritizes the health and safety of employees and customers.  Beginning in early March 2020, all employees at our GEC headquarters as well as certain employees of DME Inc. moved to a remote-working model.  In addition, the officers of GEC have maintained regular communications with key service providers, including legal and accounting professionals, other consultants and vendors, noting that those firms have similarly moved to remote-working models to the extent possible.  Such employees and key service providers have been able to effectively transition to working remotely while maintaining a consistent level of capabilities and service, however, we will continue to monitor and make adjustments as necessary.

At DME Inc. we invested in virtual patient set-ups which allow our respiratory therapists to interact with patients by video to maintain social distance.  Certain other employees whose responsibilities have been impacted by social distancing have been temporarily redeployed within the organization.

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, particularly with respect to the travel restrictions, business closures and other quarantine measures imposed on our employees, suppliers and service providers by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities.  As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our operating companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP). The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the nine months ended March 31, 2020, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as it relates to recurring transactions.

Results of Operations

The following discussion reflects the historical performance of our four business operating segments.  The durable medical equipment segment commenced operations in September 2018 and thus the results of operations for this segment for the nine months ended March 31, 2020 presented are not comparable to the corresponding period ended March 31, 2019.  We expect that our results of operations in future periods will be adversely impacted by the COVID-19 outbreak and its negative effects on the global economic conditions.

The following table provides the results of our consolidated operations for the three and nine months ended March 31, 2020 and 2019:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$16,236	15%	$14,084	$48,158	33%	$36,098
Operating costs and expenses:
Cost of goods sold	(3,966)	51%	(2,633)	(11,118)	56%	(7,122)
Cost of rentals	(2,072)	5%	(1,969)	(6,522)	54%	(4,229)
Other selling, general and administrative	(10,154)	13%	(9,012)	(29,421)	18%	(24,949)
Depreciation and amortization	(1,053)	7%	(987)	(3,250)	29%	(2,525)
Total operating expenses	(17,245)		(14,601)	(50,311)		(38,825)
Operating income (loss)	(1,009)		(517)	(2,153)		(2,727)
Other income (expense):
Interest expense	(1,754)	2%	(1,712)	(5,083)	13%	(4,495)
Other income (expense)	(9,303)	(804)%	1,322	(9,992)	(8224)%	123
Total other expense, net	(11,057)		(390)	(15,075)		(4,372)
Total pre-tax income (loss) from continuing operations	$(12,066)		$(907)	$(17,228)		$(7,099)

Revenue

For the three and nine months ended March 31, 2020, revenues included $14.1 million and $41.8 million, respectively, from the durable medical equipment businesses, $0.8 million and $2.6 million, respectively, from the investment management business, and $1.3 million and $3.8 million, respectively, from the real estate business.  For the three and nine months ended March 31, 2019, revenues included $11.8 million and $29.0 million, respectively, from the durable medical equipment businesses, $2.6 million and $2.9 million, respectively, from the investment management business, and $1.3 million and $4.2 million, respectively, from the real estate business.

The increases in revenues for the three and nine months ended March 31, 2020 as compared to the corresponding periods in the prior year are primarily attributable to growth in the durable medical equipment businesses which is partially offset in the nine month comparison by decreases in the real estate business resulting from the adoption of a new accounting standard.  This adoption impacted the accounting recognition related to certain rental revenues effective January 1, 2019.  Although we saw a decline in DME sleep services revenue in March, that did not have a material impact on revenue year over year.

Operating costs and expenses

The increase in operating costs for the three and nine months ended March 31, 2020, as compared to the three and nine months ended March 31, 2019, is primarily attributable to the additional costs associated with the durable medical equipment business, including cost of goods sold and cost of rentals, as well as the general and administrative costs of the durable medical equipment business, depreciation on fixed assets and amortization of the intangible assets associated with the durable medical equipment business.  The increase in costs are primarily due to increase in topline sales, along with increase in expenses to enhance scalability of the durable medical equipment business.

Other income (expense)

Interest expense decreased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 due to the redemption of the 10% preferred stock of DME Holdings, Inc. in June 2019, resulting in no related interest expensed in the current period, however this was partially offset by interest expense for the 5.0% Convertible Senior PIK Notes due 2030 (the Convertible Notes) which were issued in February 2020.  Interest expense increased for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019, due to the fact that borrowings related to our acquisition of the durable medical equipment business were not outstanding until September 2018, along with interest expense for the Convertible Notes which were issued in February 2020. Other income and expense consisted of dividend income and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  The period over period decrease in net other expense is primarily attributable to changes in unrealized losses on the Company’s investment in GECC, which is discussed under “—General Corporate” below.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business for the three months ended March 31, 2020 and 2019 and for nine months ended March 31, 2020 and the period from the inception of the durable medical equipment business on September 7, 2018 to March 31, 2019 (the inception period).

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$14,131	20%	$11,752	$41,753	44%	$28,995
Operating costs and expenses:
Cost of goods sold	(3,966)	51%	(2,633)	(11,118)	56%	(7,122)
Cost of rentals	(2,072)	5%	(1,969)	(6,522)	54%	(4,229)
Transaction costs	-	(100)%	(7)	-	(100)%	(551)
Other selling, general and administrative	(8,113)	38%	(5,891)	(22,721)	66%	(13,665)
Stock-based compensation	-		-	-		-
Depreciation and amortization	(472)	27%	(371)	(1,449)	87%	(774)
Total operating expenses	(14,623)		(10,871)	(41,810)		(26,341)
Other income (expense):
Interest expense	(906)	9%	(998)	(2,839)	20%	(2,365)
Other income (expense)	-	-%	(400)	3	(101)%	(380)
Total other expense, net	(906)		(1,398)	(2,836)		(2,745)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(1,398)		$(517)	$(2,893)		$(91)

Durable Medical Equipment Revenue

Durable medical equipment revenues include revenue from the sale of medical equipment, sleep study services and medical equipment rentals.  For the three months ended March 31, 2020, revenues from the sale of medical equipment and sleep study services were $7.5 million and $1.4 million, respectively, compared with the three months ended March 31, 2019, for which such revenues were $6.0 million and $1.4 million, respectively.  The increase in sale of medical equipment were due to organic growth within the segment and the asset acquisition in June 2019.  For the nine months ended March 31, 2020, revenues from the sale of medical equipment and sleep study services were $21.5 million and $4.2 million respectively, while for the inception period ended March 31, 2019 such revenues were $15.8 million and $3.4 million, respectively.  The increases for the nine months ended March 31, 2020 as compared to the inception period ended March 31, 2019 are primarily attributable to the acquisition of the durable medical equipment businesses in September 2018 resulting in a shorter period in the prior year.

Revenue from medical equipment rentals was $5.2 million for the three months ended March 31, 2020 as compared to $4.4 million for the nine months ended March 31, 2019, with the increase attributable to higher volumes of patient setups, as well as the expansion resulting from the acquisition of Midwest Respiratory Care, Inc. (Midwest).  For the nine months ended March 31, 2020, rental revenue was $16.0 million as compared to $9.8 million for the corresponding period in the prior year due to the shorter period in the prior year, along with incremental revenue from increases in patient setups and the acquisition of Midwest.

Due to the recent outbreak of COVID-19, we have seen a decline in our sleep study services related to increased patient cancellations of attended sleep studies towards the end of the most recent quarter.  Though this did not have a material impact on total revenues for the three and nine months ended March 31, 2020, we expect this decline in referrals to continue into future periods as some local governments have issued advisories or regulations limiting certain non-essential business operations.

In addition, a portion of our equipment sales and rentals, are dependent on the availability and accessibility of primary physicians to patients.  If patients are unable to access their physicians it may negatively impact our referrals for new patient set-ups.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses.  The changes in these costs for the three and nine months ended March 31, 2020 as compared to the corresponding periods in the prior year are consistent with the changes in the related revenues and sales volumes.

General and administrative expenses primarily consist of payroll related costs, facility expenses, including lease costs, and professional fees.  For the three months ended March 31, 2020 and 2019, payroll related costs were $5.0 million and $4.3 million, respectively, facility expenses were $0.9 million and $0.9 million, respectively, and professional fees were $1.0 million and $0.1 million, respectively.  The increases in payroll related costs is due to growth in the business and additional employee hires.  The increase in professional fees is largely attributable to consulting costs and investments in technology to integrate the durable medical equipment business into the Company and prepare for future growth and scalability.

For the nine months ended March 31, 2020 and the inception period ended March 31, 2019, payroll related costs were $9.8 million and $5.6 million respectively, facility expenses were $1.9 million and $1.0 million, respectively, and professional fees were $1.3 million and $0.1 million, respectively.  In addition to the factors discussed above, increases in expenses for the nine months ended March 31, 2020 as compared to the inception period ended March 31, 2019 are primarily attributable to having a longer period in the current period whereas the inception period was of limited duration.

Transaction costs decreased for the nine months ended March 31, 2020 as compared to the inception period ended March 31, 2019 as they primarily relate to one-time expenses incurred in the period of acquisition.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.  The increase in depreciation and amortization for the three months ended March 31, 2020 as compared to the corresponding period in the prior year was primarily driven by increases in leasehold improvements and sleep study equipment in existing locations as well as the acquisition of Midwest. In addition to the factors discussed above, the increase in depreciation and amortization for the nine months ended March 31, 2020 as compared to the inception period ended March 31, 2019 are primarily attributable to having a longer period in the current period whereas the inception period was of limited duration.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business for the three and nine months ended March 31, 2020 and 2019.

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$829	(22)%	$1,060	$2,585	(11)%	$2,915
Operating costs and expenses:
Stock-based compensation	373	(2063)%	(19)	100	(117)%	(601)
Consulting agreement	-	(100)%	(296)	(285)	(51)%	(580)
Other general and administrative	(522)	(23)%	(681)	(1,319)	(34)%	(2,005)
Depreciation and amortization	(150)	(17)%	(180)	(508)	12%	(453)
Total operating expenses	(299)		(1,176)	(2,012)		(3,639)
Other income (expense):
Interest expense	(39)	(17)%	(47)	(122)	(10)%	(135)
Other income (expense)	-	-%	-	-	-%	-
Total other expense, net	(39)		(47)	(122)		(135)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$491		$(163)	$451		$(859)

Investment Management Revenue

Investment management revenues include management fees and administrative fees.  For the three months ended March 31, 2020 and 2019, management fees were $0.7 million and $0.7 million, respectively, and administrative fees were $0.1 million and $0.4 million, respectively.  For the nine months ended March 31, 2020 and 2019, management fees were $2.2 million and $2.2 million, respectively, and administrative fees were $0.4 million and $0.7 million, respectively.

The decrease in administration fee revenue for the three and nine months ended March 31, 2020 as compared to the administration fee revenue for the corresponding periods in the prior year is primarily due to lower allocations of overhead costs as a result of internal restructuring in January 2019.

Though management fee revenue remained consistent for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, we expect that such fees may be impacted by the COVID-19 pandemic resulting in decreased revenues going forward.  Assets under management was approximately $202.8 million as of March 31, 2020, down from approximately $228.8 million as of December 31, 2019.  The decrease in net assets was largely due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty around its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. Portfolio companies of GECC have and may continue to experience disruptions in their business operations and supply-chains.  As a result, these companies may experience financial distress and possibly default on financial obligations or significantly curtail business operations which may further impair their business on a permanent basis.  As the duration of the COVID-19 pandemic and resulting economic effects is uncertain, we cannot fully predict the impact to our asset-based fee revenue in future periods.

Investment Management Costs and Expenses

Stock-based compensation decreased by approximately $0.4 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 in connection with updated estimates related to performance-based awards, which were awarded in connection with internal restructuring in September 2017.  The decrease in stock-based compensation for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 also reflects the impact of updated estimates related to these performance-based awards.

Costs associated with the consulting agreement decreased for the three and nine months ended March 31, 2020 as compared to the corresponding periods in the prior year due to the expiration of the contractual arrangement in November 2019.

The decrease in general and administrative costs for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 is primarily attributable to the increased allocation of overhead costs, including payroll-related costs, to the general corporate segment in connection with the acquisition of the durable medical equipment businesses in September 2018, thus reducing the allocation to the investment management segment.  In addition, the three months ended March 31, 2019 includes certain onetime expenses related to internal restructuring that did not recur during the three months ended March 31, 2020.

Real Estate Business

The key metrics of our real estate business include rental revenues, depreciation on rental properties and interest expense on the related debt.

The following table provides the results of our real estate business for the three and nine months ended March 31, 2020 and 2019.

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$1,276	0%	$1,272	$3,820	(9)%	$4,188
Operating costs and expenses:
General and administrative	(125)	(5)%	(131)	(375)	(51)%	(768)
Depreciation and amortization	(430)	(1)%	(436)	(1,291)	(1)%	(1,298)
Total operating expenses	(555)		(567)	(1,666)		(2,066)
Other income (expense):
Interest expense	(654)	(2)%	(667)	(1,967)	(1)%	(1,995)
Other income (expense)	-	-%	-	-	-%	-
Total other expense, net	(654)		(667)	(1,967)		(1,995)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$67		$38	$187		$127

Real Estate Revenue

Real estate rental revenue for the three and nine months ended March 31, 2020 decreased as compared to the three and nine months ended March 31, 2019 as a result of the adoption of updated lease accounting guidance, which excludes from revenue and the corresponding real estate expenses any lessor costs paid directly to third parties by the lessee.

Real Estate Costs and Expenses

General and administrative costs primarily consisted of management fees, insurance, real estate taxes and state sales tax expense.  The decrease in general and administrative costs for the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019 is primarily due to the adoption of updated lease accounting guidance, which excludes from revenue and the corresponding real estate expenses any lessor costs paid directly to third parties by the lessee.

General Corporate

The following table provides the results of our general corporate activities for the three and nine months ended March 31, 2020 and 2019.

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$34	780%	$(5)	$114	75%	$65
Operating costs and expenses:
Stock-based compensation	(106)	28%	(83)	(334)	(3)%	(343)
Transaction costs	(286)	281%	(75)	(863)	(44)%	(1,534)
Other general and administrative	(1,409)	(23)%	(1,824)	(3,738)	(25)%	(4,967)
Depreciation and amortization	(1)	-%	-	(2)	-%	-
Total operating expenses	(1,802)		(1,982)	(4,937)		(6,844)
Other income (expense):
Interest expense	(155)	-%	-	(155)	-%	-
Other income (expense)	(9,303)	640%	1,722	(9,995)	(2087)%	503
Total other income (expense), net	(9,458)		1,722	(10,150)		503
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(11,226)		$(265)	$(14,973)		$(6,276)

General Corporate Revenue

For the three and nine months ended March 31, 2020 and 2019, all revenue was derived from fees earned by DME Manager, which provides consulting services to Great Elm DME, Inc. (DME Inc.)  Both DME Manager and DME Inc. were formed in connection with the acquisition of the durable medical equipment businesses in September 2018 and there was no corresponding activity prior to this acquisition.

Revenues for the three and nine months ended March 31, 2020 increased as compared to the corresponding periods in the prior year due to stronger adjusted EBITDA results, the metric on which the fee is based, for the durable medical equipment business in the same periods.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees and payroll costs in connection with our general corporate oversight of our subsidiaries and diligence efforts towards identifying asset and business acquisition opportunities.  The decrease in general and administrative costs for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 is primarily due to the $1.1 million decrease in the fair value of the contingent consideration during the nine months ended March 31, 2020.  In addition, general and administrative costs for the three and nine months ended March 31, 2019, include one-time costs related to internal restructuring which occurred during January 2019.

Transaction costs primarily consist of professional fees in connection with our acquisitions of assets and businesses, as well as diligence for potential future opportunities.  The decrease in transaction costs for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 is attributable to the one-time costs incurred in connection with the acquisition of the durable medical equipment businesses in September 2018.  The increase in transaction costs for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily related to our ongoing diligence of potential business opportunities.

Interest expense for the three and nine months ended March 31, 2020 consists of interest on the Convertible Notes which were issued in February 2020.  There is no corresponding debt or related interest expense for the three and nine months ended March 31, 2019.

Other Income (Expense)

Other income (expense) primarily consists of dividends and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  The decreases in other income (expense) is primarily driven by fluctuations in the fair value of the investment in GECC, which resulted in unrealized losses of $9.8 million and $11.6 million for the three and nine months ended March 31, 2020, respectively, as compared to unrealized gain of $0.8 million and unrealized loss of $1.9 million for the three and nine months ended March 31, 2019, respectively.

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

The Company’s tax provision benefit for the nine months ended March 31, 2020 is immaterial and primarily relates to provision to return adjustments recorded during the current quarter.

Liquidity and Capital Resources

Cash Flows

Operating cash flows provided by continuing operations for the nine months ended March 31, 2020 were $4.6 million.  The net cash inflow in our continuing operations was primarily the result of our net loss of $17.2 million offset by non-cash charges of $21.7 million.  Additional net cash inflows from operations are attributable to an increase of $3.5 million in accounts payable, accrued liabilities and other liabilities partially offset by outflows due to decreases of $1.1 million and $0.8 million related to operating leases and related party payables, respectively.  The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

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

Investing cash flows used in continuing operations for the nine months ended March 31, 2020 were $4.5 million.  The net cash outflow primarily consisted of $3.5 million in purchases of equipment for rental partially offset by proceeds from sale of equipment held for rental and disposal of property and equipment.

Investing cash flows used in continuing operations for the nine months ended March 31, 2019 were $46.9 million. The net cash outflow primarily consisted of $41.8 million used in our acquisition of the durable medical equipment businesses in September 2018 and an additional $4.4 million used in subsequent purchases of equipment for rental.

Financing cash flows used in continuing operations for the nine months ended March 31, 2020 were $26.7 million which primarily consisted of issuance of Convertible Notes during February 2020, offset by principal payments on long term debt, related party notes payable and our revolving line of credit.

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

On March 27, 2020, the President of the United States passed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  Section 1102 of the CARES Act, the Paycheck Protection Program Loan (PPP Loan) provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis.  In April 2020, our 80.1% owned subsidiary Great Elm DME, Inc. applied for and received $3.6 million in PPP Loans.  These loans accrue interest at 1% per annum, are due April 17, 2022 and uses of proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act.  To the extent proceeds are used for these covered purposes during the 8-week period following funding, related principal balances are forgiven. The Company intends to use the majority of these proceeds for covered purposes during this 8-week period.

Additionally, under the CARES Act, the U.S. Department of Health and Human Services provided targeted stimulus funding to the healthcare industry.  In April 2020, as part of this stimulus, subsidiaries of Great Elm DME Inc. received $1.4 million in additional provider relief funds (HHS Funds) to continue providing health care treatment to patients during the COVID-19 pandemic.  The HHS Funds are subject to certain covenants and restrictions and are subject to recoupment if not used for designated purposes.  However, no assurance is provided that the Company will obtain forgiveness of the HHS Funds in whole or in part.

We continue to monitor developments on these programs in order to conclude whether such amounts received represent debt or in-substance government grants.

Financial Condition

As of March 31, 2020, we had an unrestricted cash balance of $38.7 million.  We also beneficially own 1,966,667 shares of GECC common stock with an estimated fair value of $5.5 million as of March 31, 2020.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, to issue equity securities and to incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of March 31, 2020, the Company has $30.0 million face value in Convertible Notes outstanding.  The Convertible Notes are held by a consortium of investors, including related parties.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company.

The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock.

As of March 31, 2020, the Company has a note due to a non-controlling interest holder of DME Inc., Corbel Capital Partners SBIC, L.P. (Corbel), totaling $25.5 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at March 31, 2020, the effective interest rate was 11.9%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.4 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business.

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

As of March 31, 2020, the Company has a credit facility with Pacific Mercantile Bank totaling $7.9 million that accrues interest at the prime rate plus 0.4% (at March 31, 2020, the effective rate was 5.2%) through maturity on August 30, 2020 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

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

As of March 31, 2020, the Company has a related party GP Corp. Note due to MAST Capital totaling $3.1 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at March 31, 2020, the effective rate was 4.9%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between one of our wholly-owned subsidiaries, Great Elm Capital Management, Inc. (GECM) and GECC GP Corp. (the Profit Sharing Agreement) that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

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

As of March 31, 2020, the Company has a senior note due to Wells Fargo Bank Northwest, National as trustee totaling $50.6 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of March 31, 2020, the Company has a subordinated note due to Wells Fargo Bank Northwest, National as trustee totaling $3.7 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, other than those noted in Item 1A Risk Factors. of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.

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

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which could materially affect our business, financial condition and/or operating results.  In addition, because we cannot predict the impact that COVID-19 will ultimately have, the actual impact may also exacerbate other risks discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, any of which could have a material effect on us. The situation remains fluid and the likelihood of further adverse impact on us will increase the longer the COVID-19 pandemic persists.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.  The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, portfolio companies and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by local governments has disrupted the referral pipeline for sleep studies and DME equipment set-ups and the impact could become more severe the longer the COVID-19 pandemic persists. It could also temporarily disrupt the supply chain and the manufacture or shipment of DME equipment and supplies.

Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.  These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.  As a result, we may experience additional losses on our investments in GECC stock.  Decreases in the market values of investments held within GECC’s portfolio companies would also lead to decreases in asset-based fee revenues within the investment management business.

The COVID-19 outbreak and mitigation measures have and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business, financial condition, result of operations, and the recovery of our long-lived assets, as well as our ability to obtain third party financing for potential acquisitions on terms acceptable to us, if at all. The extent to which the COVID-19 outbreak impacts our results and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

4.4	Form of 5.0% Convertible Senior PIK Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2020)

4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 2, 2020)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 2, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest,, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL GROUP, INC.

Date: May 11, 2020	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: May 11, 2020	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer