Form 10-K
period 2020-06-30
Great Elm Capital Group, Inc.
filed 2020-09-18
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 31, 2019, was $75,768,274.  This number does not include shares of common stock held by our investor, Northern Right Capital Management, L.P. and persons who are directors or executive officers.

The number of shares of the Registrant’s common stock outstanding as of September 1, 2020 was 25,560,160.

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Item 1.  Business.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have three business operating segments: durable medical equipment, investment management and real estate with general corporate representing unallocated costs and activity to arrive at consolidated operations.

Our goal is to build a diversified holding company focused on generating attractive, risk-adjusted returns on investment and long-term value creation.  We intend to accomplish this principally through:

▪	continuous review of acquisitions of businesses, securities and assets that generate attractive risk-adjusted returns and exhibit the potential for significant long-term value creation;
▪	effective use of the skills of our team and our financial resources, including our tax assets, our willingness to create bespoke solutions and our ability to prudently assume risks; and
▪	constant evaluation of the retention and disposition of our operations and holdings.

In recent years, we have made a number of changes in our business:

▪	During the year ended June 30, 2018, we:
▪	commenced our real estate business and determined that it was a separate business operating segment; and
▪	expanded our investment management business with agreements to provide investment management services to separate accounts for an institutional investor.

▪	During the year ended June 30, 2019, we:
▪

launched a new credit focused fund, Great Elm Opportunities Fund I, LP (GEOF), with a mandate to invest across the capital structure in niche, small and middle market opportunities with a catalyst for value-realization;

▪	commenced our durable medical equipment business and determined that it was a separate business operating segment; and
▪	subsequently, expanded our durable medical equipment business through the acquisition of certain operations of Midwest Respiratory Care, Inc.
▪	During the year ended June 30, 2020, we:
▪

raised $30 million through the issuance of convertible notes to be used for future acquisitions and general corporate purposes, bolstering the Company’s overall financial health and providing the means to pursue strategic acquisitions; and

▪

invested in the employees, systems and processes of the durable medical equipment business to enhance scalability and remediate previously identified material weaknesses in internal controls over financial reporting.

As of June 30, 2020, we had approximately $1.5 billion of net operating loss (NOL) carryforwards for Federal income tax purposes.

Our Durable Medical Equipment Business

In September 2018, we launched our durable medical equipment segment by acquiring two durable medical equipment businesses that specialize in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and provide sleep study services.

Our Investment Management Business

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board of Directors’ (our Board) and employees’ industry expertise.  GECM, our wholly-owned registered investment adviser subsidiary, is an investment adviser providing investment management services to GECC, our largest investment vehicle, as well as GEOF and separate accounts for an institutional investor.  The combined assets under management for these entities as of June 30, 2020 was approximately $190.5 million.

Our BDC, GECC, was established in 2016.  At this time, GECC elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the Investment Company Act).  We own approximately 19.6% of GECC’s shares that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.

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

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Acquisition Program

GEC’s team continues to monitor and identify opportunities in the durable medical equipment, investment management, real estate and other sectors through the acquisition of operating businesses.  In the fiscal year ended June 30, 2020, we evaluated a number of opportunities in these areas.

Competition

We face competition from larger, well financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, private equity funds, sovereign wealth funds and state-owned enterprises.  Government regulation is a key competitive factor for certain industries.

Employees

We had 349 employees as of June 30, 2020, including the 337 employees of our durable medical equipment subsidiaries.

Information about Great Elm on the Internet

The following documents and reports are available on or through our website as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC:

▪	Code of Conduct;
▪	Reportable waivers, if any, from our Code of Conduct by our executive officers;
▪	Charter of the audit committee of our Board;
▪	Charter of the nominating and corporate governance committee of our Board;
▪	Charter of the compensation committee of our Board;
▪	Annual reports on Form 10-K;
▪	Quarterly reports on Form 10-Q;
▪	Current reports on Form 8-K;
▪	Proxy or information statements we send to our stockholders; and
▪	Any amendments to the above-mentioned documents and reports.

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

We may not be able to generate sufficient taxable income to fully realize the tax benefits of our NOL carry forwards, the potential benefits of which would be reduced if U.S. federal income tax rates are lowered.  At June 30, 2020, we had NOL carryforwards of approximately $1.5 billion.  If we are unable to generate sufficient taxable income prior to the expiration of our U.S. federal NOL carryforwards, the NOL carryforwards would expire unused.  Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions.

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

We may issue notes or other debt securities, or otherwise incur substantial debt, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.  We may choose to incur substantial debt to finance our growth plans.  For example, in February 2020, we raised $30 million through the issuance of 5.0% Convertible Senior PIK Notes due 2030.  The incurrence of additional debt could have a variety of negative effects, including:

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

Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.  The COVID-19 pandemic has spread across the globe and is impacting worldwide economic activity. The COVID-19 pandemic, or other public health epidemic or pandemic, poses the risk that we or our employees, contractors, suppliers, portfolio companies and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities.  While the ultimate impact of the COVID-19 pandemic on our business remains uncertain, the continued spread of COVID-19 and the measures taken by local governments has temporarily had an adverse impact on our referral pipeline for sleep studies and durable medical equipment set-ups.  We have also observed higher cancellation rates for attended sleep studies since March 2020. Although significant disruption to the supply chain has not been observed to date, future disruptions could occur depending on the future duration and magnitude of the pandemic.  Such disruptions, were they to occur, could adversely impact our business, financial condition or results of operations, or impact the recoverability of our long-lived assets.

Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.  These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.  As a result, we may experience additional losses on our investments in GECC stock.  Decreases in the market values of investments held within GECC’s portfolio companies could also lead to decreases in asset-based fee revenues within the investment management business.

The COVID-19 pandemic and mitigation measures have and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business, financial condition, result of operations, and the recovery of our long-lived assets, as well as our ability to obtain third-party financing for potential acquisitions on terms acceptable to us, if at all.  The extent to which the COVID-19 pandemic impacts our results and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

CMS suspended its competitive bidding process last year and existing contracts expired on December 31, 2018. As of January 1, 2019, there is a temporary gap in the competitive bidding program that is expected to last until December 31, 2020.  The bids for the 2021 competitive bidding program were due on September 18, 2019 and our bids are currently being evaluated by CMS.

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

Furthermore, we applied for and received $4.4 million in advanced payments from the CMS under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic.  These advanced payments will be recouped against our future Medicare and Medicaid claims, expected during fiscal year 2021.  Our cash flows will be negatively impacted in the future as these recoupments occur.

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

DME Inc. and its subsidiaries received economic stimulus during the year ended June 30, 2020 under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  If such funding was required to be repaid pursuant to the terms of the CARES Act or related guidance, our financial condition would be adversely affected.  Section 1102 of the CARES Act established the Paycheck Protection Program (PPP), which provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis.  In April 2020, our 80.1% owned subsidiary Great Elm DME, Inc. applied for and received $3.6 million in PPP funding.  Proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act.  The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum.  To the extent proceeds are used for these covered purposes, some or all of the related principal balances may be forgiven. Between funding and June 30, 2020, the Company spent these proceeds on covered purposes and has recognized the proceeds as a reduction to operating expenses.  Subsequent to June 30, 2020, the Company submitted a forgiveness application to the lender seeking full forgiveness of the PPP Loan.  The eligibility requirement of the PPP loan is subjective, and if determined that we were ineligible to receive the PPP loan we could be required to repay the PPP loan in its entirety.

Additionally, pursuant to the CARES Act, Congress appropriated $100 billion in relief funds for hospitals and healthcare providers through grants administered by the U.S. Department of Health and Human Services (HHS).  Qualified providers of healthcare, services and support may receive HHS grants for healthcare-related expenses or lost revenue due to the COVID-19 pandemic.  Retention and use of the HHS grants are subject to certain terms and conditions including that such grant funds may only be used to prevent, prepare for, and respond to COVID-19 and such grant funds will reimburse only healthcare-related expenses or lost revenue that are attributable to the COVID-19 pandemic.  If these terms and conditions are met, HHS grants do not need to be repaid.  In April 2020 subsidiaries of Great Elm DME Inc. received $1.4 million in HHS grants to continue providing health care treatment to patients during the COVID-19 pandemic.  Between the date of funding and June 30, 2020, the Company used these funds as authorized by the HHS grant and has recognized the proceeds as a reduction to operating expenses.  We will continue to monitor our compliance with the terms and conditions of the HHS grant and any additional requirements if and when they become applicable.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate. If LIBOR ceases to exist, GECC may need to renegotiate outstanding loans to its portfolio companies which extend beyond 2021, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and investment income cannot yet be determined.

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

We may engage in a business combination with one or more target businesses that have relationships with our executive officers, directors or existing holders which may raise potential conflicts of interest.  In light of the involvement of our executive officers and directors with other entities in the investment management business and otherwise, we may decide to acquire or do business with one or more businesses affiliated with our executive officers, directors or existing shareholders.

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

We may issue additional shares of common stock or shares of our preferred stock to obtain additional financial resources, as acquisition currency or under employee incentive plans.  Any such issuances would dilute the interest of our stockholders and likely present other risks.  Our certificate of incorporation authorizes our Board to issue shares of our common stock or preferred stock from time to time in their business judgement up to the amount of our then authorized capitalization.  We may issue a substantial number of additional shares of our common stock and may issue shares of our preferred stock.  These issuances:

▪	may significantly dilute your equity interests;
▪	may require you to make an additional investment in us or suffer dilution of your equity interest;
▪	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded to our common stock;
▪	could cause a change in control if a substantial number of shares of our common stock are issued;
▪	may affect, among other things, our ability to use our NOL carry forwards; and
▪	may adversely affect prevailing market prices for our common stock.

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

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of 5.0% Convertible Senior PIK Notes due 2030 (The Convertible Notes).  The issuance of common stock upon conversion of some or all of the Convertible Notes will dilute the ownership interests of existing holders of shares of our common stock, which could cause the price of our common stock to decline. Furthermore, the number of shares of common stock to be issued upon conversion of the Convertible Notes may be substantially greater if the conversion rate is adjusted in accordance with the terms of the Convertible Notes. Holders of the Convertible Notes have the right to convert all or any portion of such notes at any time prior to February 22, 2030 into shares of our common stock at a conversion price of $3.4722 per share.  Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock.  We cannot predict or accurately forecast the total amount of shares of common stock that ultimately may be issued under the Convertible Notes.  Further, the perception of these sales or issuances, or the conversion of the Convertible Notes, could impair our ability to raise additional capital through the sale of our equity securities.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease office space for our principal executive offices in Waltham, Massachusetts where our general corporate, investment management and real estate businesses operate.  Our lease is non-cancellable through September 2024.

Durable Medical Equipment Business

We lease 20 offices and nine sleep labs for our durable medical equipment businesses.  These facilities have various expiration dates between 2020 and 2027.  Certain office locations may also include warehouse and retail sales space.  The facilities are primarily located in Arizona, Alaska, Iowa, Kansas, Nebraska, Oregon and Washington.

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

Record Holders

As of September 1, 2020, there were 58 record holders of our common stock.

Dividends

We do not currently intend to pay dividends on our common stock.  The payment of dividends in the future is subject to the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the outstanding shares of common stock and the ability of persons or entities now owning 5% or more of the outstanding shares of common stock from acquiring additional common shares.  We also have a tax benefits preservation rights plan that restricts ownership of 4.99% or more of our outstanding shares of common stock.  Persons that owned more than 4.99% of our common stock when the rights plan was adopted were grandfathered as to their then-current holdings of our common stock.  Our Board has granted limited waivers to certain investors to own more than 4.9% of our common stock, including the MAST Funds, Northern Right Capital Management, L.P. (Northern Right) and Imperial Capital Asset Management, LLC (ICAM).  As of September 1, 2020, the MAST Funds and their affiliates, Northern Right and its affiliates, and ICAM and its affiliates own approximately 7.8%, 9.7% and 9.3%, respectively, of the outstanding shares of our common stock.  Ownership information is based on information in publicly available filings.

Stock Purchases

None.

Item 6.  Selected Financial Data.

Not applicable.

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

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have three business operating segments: durable medical equipment, investment management and real estate with general corporate representing unallocated costs and activity to arrive at consolidated operations.

For additional information see “Item 1. Business.”

COVID-19

In the six months ended June 30, 2020, the Company’s revenues declined relative to its prior expectations in part due to the impact of the Coronavirus Disease 2019 (COVID-19) pandemic.  During the six months ended June 30, 2020, the Company experienced a decrease in assets under management in our managed portfolios within the investment management business and observed higher patient cancellation rates for attended sleep studies at DME Inc.  The impact of COVID-19 continues to evolve and its duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company has experienced and expects to continue to experience decreased patient referrals in our medical equipment business in the near future due to these factors.  Should the disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business and operations.

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

Critical Accounting Policies and Estimates

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

Business Combinations, Acquired Intangible Assets and Goodwill

Business combinations are accounted for at fair value. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired.  Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations.  Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including projected financial information, effective income tax rates, present value discount factors, and long-term growth expectations. The Company utilizes third-party specialists to assist management with the identification and valuation of intangible assets using customary valuation procedures and techniques.

We perform our annual impairment test of goodwill on the first day of the fiscal fourth quarter.  The Company tests long-lived assets, including intangible assets, for impairment if conditions exist that indicate the carrying value may not be recoverable.

All of the Company’s goodwill was acquired in conjunction with the acquisitions of the durable medical equipment businesses during the fiscal year ended June 30, 2019 and has been recorded within our durable medical equipment reporting unit.  Based on our annual impairment test as of April 1, 2020 the fair value of the durable medical equipment reporting unit exceeded the carrying value by 12.0% and no impairment occurred.  The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and the valuations and prices of comparable businesses.  The discount rate used in this analysis was 15.0%.

In addition, due to identified potential impairment triggering events as of March 31, 2020 related to the asset groups at our durable medical equipment and investment management businesses, the Company performed quantitative impairment testing over such asset groups.  This analysis considered the estimated cash flows during the remaining useful life of each asset group, and no impairments were identified.

Although neither the durable medical equipment reporting unit nor long-lived asset groups were deemed at risk of impairment as of June 30, 2020, there exists the potential for future impairment should actual results deteriorate versus our current expectations. As of June 30, 2020, the Company had approximately $65.1 million on its consolidated balance sheet related to acquired goodwill and intangible assets.

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

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  Changes in constraints on variable consideration are recorded as a component of net revenues.  To the extent historical experience is not indicative of future performance, actual collections experience could differ significantly from management’s judgments and expectations, resulting in either increases or decreases to future revenues, as applicable.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore does not maintain an allowance for doubtful accounts.

Durable Medical Equipment Revenue

Durable medical equipment revenue from a customer consists of any combination of the sale and rental of durable medical equipment and/or the provision of sleep study services. For durable medical equipment sales and services, the Company recognizes revenue in accordance with FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.  For revenue associated with durable medical equipment rentals, the Company recognizes revenue in accordance with ASC Topic 842, Leases.

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

The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The customer has the right to cancel the lease at any time during the rental period and payments are generally billed in advance on a month-to-month basis.

Due to the nature of the durable medical equipment business, billing adjustments customarily occur during the collections process when explanations of benefits are received by Payors, and as amounts are deferred to secondary Payors or to patient responsibility.  For durable medical equipment sales and services revenue, the Company includes in the transaction price only the amount that the Company expects to be entitled.  Durable medical equipment rental revenue is recognized for amounts where collection from Payors and patients are reasonably assured.  As such, revenue recognized upon satisfaction of the Company’s performance obligations consist of substantially all of the Payor billings at contractual rates as well as estimates of patient co-payments that will ultimately be collected.

Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  To the extent historical experience is not indicative of future performance, actual collections experience could differ significantly from management’s judgments and expectations, resulting in either increases or decreases to future durable medical equipment sales and services revenues or durable medical equipment rental income, as applicable.

Investment Management Revenue

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer.  Investment management revenue primarily consists of fees based on a percentage of assets under management; fees based on the performance of managed assets; and administrative fees.

Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  As of June 30, 2020, the Company had $8.5 million in cumulative earned but constrained incentive fee revenue.  To the extent such constrained incentive fees are collected in the future, they could result in significant increases to future investment management revenue.

Real Estate Revenue

Consistent with the leases of durable medical equipment, the Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease.  Based on management’s assessment, we expect to receive all contractual amounts owed.

Income Taxes

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

The Company has established a full valuation allowance for its deferred tax assets that are not recoverable from taxable temporary differences due to historical net operating losses.  To the extent that the Company generates taxable income in the future, the reversal of valuation allowances could generate significant tax benefits to future operations.  As of June 30, 2020, the Company has a valuation allowance of $325.9 million.

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

Results of Operations

The following discussion is reflective of our three business operating segments: durable medical equipment, investment management and real estate.  General corporate represents unallocated costs and activity to arrive at consolidated operations.  Activity not allocated to the segments include, but are not limited to, certain investment and financing activities, professional fees, costs associated with being a public company, acquisition costs and costs associated with executive and corporate management departments, including compensation, benefits, rent and insurance.  Durable medical equipment commenced operations in September 2018.  Correspondingly, the results of operations for the period ended June 30, 2020 for that segment is not comparable to the corresponding periods ended June 30, 2019.

The following table provides the results of our consolidated operations for the years ended June 30, 2020 and 2019:

	For the years ended June 30,
	2020	Percent Change	2019
Revenue:
Total revenue	$64,098	25%	$51,180
Operating costs and expenses:
Cost of goods sold	(15,055)	31%	(11,463)
Cost of rentals	(9,105)	57%	(5,798)
Other selling, general and administrative	(35,034)	1%	(34,540)
Depreciation and amortization	(4,237)	15%	(3,683)
Total operating expenses	(63,431)		(55,484)
Operating income (loss)	667		(4,304)
Other income (expense):
Interest expense	(7,195)	15%	(6,250)
Other income (expense)	(6,555)	(536)%	1,504
Total other expense, net	(13,750)		(4,746)
Total pre-tax income (loss) from continuing operations	$(13,083)		$(9,050)

Revenues

Revenues for the year ended June 30, 2020 included $55.7 million from the durable medical equipment business, $3.3 million from the investment management business and $5.1 million from the real estate business, while revenues for the year ended June 30, 2019 included $41.9 million from the durable medical equipment business, $3.8 million from the investment management business and $5.5 million from the real estate business.  The increase in total revenue for the year ended June 30, 2020 as compared to the year ended June 30, 2019 is primarily attributable to the prior period not including a full year of durable medical equipment segment operations due to acquisition of the business in the first quarter of fiscal year 2019.

Operating costs and expenses

The increase in operating expenses for the year ended June 30, 2020 as compared to the year ended June 30, 2019 is primarily attributable to the additional costs associated with the durable medical equipment business, including cost of goods sold and cost of rentals, as well as the general and administrative costs of the durable medical equipment business, depreciation on fixed assets and amortization of the intangible assets associated with the durable medical equipment business.  The increased costs are consistent with increases in topline sales, along with additional expenses incurred to enhance the scalability of the durable medical equipment business.

Other income (expense)

Interest expense increased for the year ended June 30, 2020 as compared to the year ended June 30, 2019 due to increased borrowings related to our acquisition of the durable medical equipment businesses in the first quarter of fiscal year 2019 and the issuance of the 5.0% Convertible Senior PIK Notes due 2030 (the Convertible Notes) which were issued in February 2020.  These increases were partially offset by the redemption of the 10% preferred stock of DME Holdings, Inc. in June 2019 resulting in no related interest expensed in the current year.

Other income (expense) consists of dividend income and net unrealized loss on our investment in GECC.  The year over year net expense is primarily attributable to the net realized loss on our investment in GECC which is discussed under “—General Corporate” below.

Durable Medical Equipment

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business for the year ended June 30, 2020 and the period from its inception in September 2018 to June 30, 2019 (the DME inception period).

(in thousands)	For the year ended June 30, 2020	Percent Change	For the period September 7, 2018 to June 30, 2019
Revenue:
Total revenue	$55,662	33%	$41,880
Operating costs and expenses:
Cost of goods sold	(15,055)	31%	(11,463)
Cost of rentals	(9,105)	57%	(5,798)
Transaction costs	-	(100)%	(551)
Other selling, general and administrative	(26,080)	29%	(20,260)
Depreciation and amortization	(1,878)	42%	(1,323)
Total operating expenses	(52,118)		(39,395)
Operating income (loss)	3,544		2,485
Other income (expense):
Interest expense	(3,655)	7%	(3,415)
Other income (expense)	5	(103)%	(177)
Total other expense, net	(3,650)		(3,592)
Total pre-tax income (loss) from continuing operations	$(106)		$(1,107)

Durable Medical Equipment Revenue

Durable medical equipment revenues include revenue from the sale of medical equipment, sleep study services and medical equipment rentals.  For the year ended June 30, 2020, revenues from the sale of medical equipment and sleep study services were $28.9 million and $5.3 million, respectively, compared to $22.4 million and $4.9 million, respectively during the DME inception period.  The increases are primarily attributable to the acquisition of the durable medical equipment businesses in September 2018 resulting in a shorter comparable period in the DME inception period.

Revenue from medical equipment rentals was $21.5 million for the year ended June 30, 2020 as compared to $14.6 million during the DME inception period.  The increase is primarily attributable to the shorter comparable DME inception period, as well as incremental revenue from increases in patient setups and the acquisition of Midwest Respiratory Care, Inc. (Midwest) on June 12, 2019.

Due to the COVID-19 pandemic, we have seen a decline in our sleep study services related to increased patient cancellations of attended sleep studies beginning in March 2020.  Though this did not have a material impact on total revenues for the year ended June 30, 2020, we expect this decline in patient referrals to continue into future periods as some local governments have issued advisories or regulations limiting certain non-essential business operations.

In addition, a portion of our equipment sales and rentals are dependent on the availability and accessibility of primary physicians to patients.  If patients are unable to access their physicians, it may negatively impact our referrals for new patient set-ups.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses.  The increases in these costs for the year ended June 30, 2020 as compared to the DME inception period are primarily due to the increases in the related revenues and sales volumes.

General and administrative expenses primarily consist of payroll related costs, facility expenses, including lease costs, and professional fees.  For the year ended June 30, 2020 and for the DME inception period, payroll related costs were $20.2 million and $14.4 million, respectively, facility expenses were $2.0 million and $1.5 million, respectively, and professional fees were $2.0 million and $0.1 million, respectively.  In addition to the shorter comparable DME inception period, the increases in payroll related costs is due to growth in the business and additional employee hires.  The increase in professional fees is largely attributable to consulting costs and investments in technology to integrate the durable medical equipment business into the Company and prepare for future growth and scalability.  The increase is offset by $5.1 million of government stimulus received for purposes of keeping workers employed during the COVID-19 crisis and covering the incremental costs of serving patients during the pandemic.

Transaction costs decreased for the year ended June 30, 2020 as compared to the DME inception period as they primarily relate to one-time expenses incurred in the period of acquisition.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.  In addition to the shorter comparable DME inception period, the increase in depreciation and amortization was primarily driven by increases in leasehold improvements and sleep study equipment in existing locations as well as the acquisition of Midwest.

In addition to the operating costs and expenses, we recognized interest expense of $3.7 million and 3.4 million for the year ended June 30, 2020 and for the DME inception period, respectively.  The increase is primarily related to the shorter comparable DME inception period.

Other income (expense) for the DME inception period ended June 30, 2019 includes dividend income of $0.7 million and realized loss of $0.9 million for the portion of the investment in GECC which had been restricted in connection with the Great Elm DME Holdings, Inc. (DME Holdings) preferred stock issued at inception of the durable medical equipment business in September 2018 (see Note 15 - Non-Controlling Interests and Preferred Stock of Subsidiary in the accompanying Notes to the Consolidated Financial Statements).  This preferred stock was redeemed in June 2019 and the restricted investments in GECC held by DME Holdings were returned to the parent, Great Elm Capital Group, Inc.  As such, no related activity occurred during the year ended June 30, 2020.

Investment Management

The key metrics of our investment management business include:

▪	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based
▪	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition

The following table provides the results of our investment management business:

	For the years ended June 30,
(in thousands)	2020	Percent Change	2019
Revenue:
Total revenue	$3,332	(13)%	$3,841
Operating costs and expenses:
Stock-based compensation	34	(107)%	(521)
Consulting agreement	(283)	(63)%	(763)
Other general and administrative	(1,855)	(32)%	(2,741)
Depreciation and amortization	(636)	1%	(631)
Total operating expenses	(2,740)		(4,656)
Operating income (loss)	592		(815)
Other income (expense):
Interest expense	(157)	(13)%	(180)
Other income (expense)	-	-%	-
Total other expense, net	(157)		(180)
Total pre-tax income (loss) from continuing operations	$435		$(995)

Investment Management Revenue

Investment management revenues include management fees and administration fees related to the management of GECC.

For the years ended June 30, 2020 and 2019, we recognized $2.8 million and $3.0 million, respectively, of management fee revenue and $0.5 million and $0.9 million, respectively, of administration fee revenue.  The decrease in management fee revenue for the year ended June 30, 2020 as compared to the year ended June 30, 2019 is attributable to decreases in the average assets on which such fees are calculated, most notably during the fourth quarter of fiscal year 2020 as a result of the impact of COVID-19 on the portfolio managed.  Administration fees decreased for the year ended June 30, 2020 as compared to the year ended June 30, 2019 primarily due to lower allocations of overhead costs as a result of internal restructuring in January 2019.

Investment Management Costs and Expenses

Stock-based compensation costs decreased for the year ended June 30, 2020 as compared to the year ended June 30, 2019 in connection with updated estimates related to performance-based awards.

GECM had a consulting agreement with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees. The consulting agreement expired in November 2019 resulting in decreased fees for year ended June 30, 2020 as compared to the fees for the year ended June 30, 2019.

Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding stock-based compensation.  The decrease in general and administrative costs for the year ended June 30, 2020 as compared to the year ended June 30, 2019 is primarily attributable to the decreased allocation of overhead costs, including payroll-related costs.  These decreases were the result of efficiencies gained through restructuring in the prior year resulting in lower costs overall, as well as the increased allocation of such overhead costs to the general corporate segment in connection with the acquisition of the durable medical equipment business during the year ended June 30, 2019.

Real Estate

The key metrics of our real estate business include rental revenues, depreciation on rental properties and interest expense on the related debt.

The following table provides the results of our real estate business:

	For the years ended June 30,
(in thousands)	2020	Percent Change	2019
Revenue:
Total revenue	$5,104	(7)%	$5,459
Operating costs and expenses:
General and administrative	(544)	(38)%	(884)
Depreciation and amortization	(1,722)	(0)%	(1,729)
Total operating expenses	(2,266)		(2,613)
Operating income (loss)	2,838		2,846
Other income (expense):
Interest expense	(2,619)	(1)%	(2,655)
Other income (expense)	-	-%	-
Total other expense, net	(2,619)		(2,655)
Total pre-tax income (loss) from continuing operations	$219		$191

Real Estate Revenue

For the years ended June 30, 2020 and 2019, we recognized $5.1 million and $5.5 million of rental revenue in connection with our recently acquired Class A office buildings in Fort Myers, Florida.  The decrease in revenue is attributable to the adoption of updated lease accounting guidance, which excludes from revenue and the corresponding real estate expenses and lessor costs paid directly to third parties by the lessee.

Real Estate Costs and Expenses

Our real estate business’ costs primarily consist of management fees, insurance and state sales tax, depreciation of real estate assets and the amortization of the in-place lease intangible assets.  Our costs and expenses have generally remained consistent year over year with the exception of the impact of adopting the updated lease accounting guidance which resulted in excluding certain expenses paid directly to third parties by the lessee.

General Corporate

The following table provides the results of our general corporate business:

	For the years ended June 30,
(in thousands)	2020	Percent Change	2019
Revenue:
Total revenue	$159	100%	$123
Operating costs and expenses:
Stock-based compensation	(582)	27%	(457)
Transaction costs	(863)	(45)%	(1,582)
Other general and administrative	(5,020)	(27)%	(6,904)
Depreciation and amortization	(1)	-%	-
Total operating expenses	(6,466)		(8,943)
Operating income (loss)	(6,307)		(8,820)
Other income (expense):
Interest expense	(764)	-%	-
Other income (expense)	(6,560)	(490)%	1,682
Total other income (expense), net	(7,324)		1,682
Total pre-tax income (loss) from continuing operations	$(13,631)		$(7,138)

General Corporate Revenue

For the years ended June 30, 2020 and 2019, all revenue was derived from fees earned by DME Manager, a subsidiary in our general corporate segment, which provides consulting services to DME Inc., a subsidiary in our durable medical equipment segment.  Both DME Manager and DME Inc. were formed in connection with the acquisition of the durable medical equipment businesses in September 2018 and there was no corresponding activity prior to this acquisition.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees, payroll and facility costs for our finance, legal and other administrative functions as well as professional fees and payroll costs in connection with our diligence efforts towards identifying asset and business acquisition opportunities.  For the years ended June 30, 2020 and 2019, professional fees in relation to the diligence of such opportunities were $0.9 million and $1.6 million, respectively.  Such professional fees for the year ended June 30, 2019 were higher than the current year due to the significant acquisition of our durable medical equipment business in September 2018.

The decrease in other general and administrative costs for the year ended June 30, 2020 as compared to the prior year was primarily driven by the change in fair value of contingent consideration related to the acquisition of the durable medical equipment business.  The fair value of contingent consideration decreased by $1.1 million for the year ended June 30, 2020, whereas the fair value of contingent consideration increased by $0.5 million for the year ended June 30, 2019, resulting in a year over year net change of $1.6 million.  Other key drivers of the decrease in other general and administrative costs for the year ended June 30, 2020 as compared to the prior year include reductions in professional fees of approximately $0.1 million and overhead costs of $0.1 million as a result of efficiencies gained through restructuring in the prior year.

Other Income (Expense)

Other income and expense primarily consisted of dividend income and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  Dividend income for the years ended June 30, 2020 and 2019 was $2.1 million and $1.7 million, respectively.  During the year ended June 30, 2019, a portion of the Company’s investment in GECC had been allocated to the durable medical equipment segment due to collateral requirements of the related party qualified preferred stock issued by DME Holdings in connection with the acquisition of the durable medical equipment businesses resulting in dividend income on those shares allocated to the durable medical equipment segment for that period.  The preferred stock were fully redeemed during the year ended June 30, 2019, and all shares allocated to the durable medical equipment were reallocated back to the general corporate segment.  As a result, all dividend income earned during the year ended June 30, 2020 has been allocated to the general corporate segment.

We recognized unrealized losses of $8.7 million and $0.2 million, respectively, for the years ended June 30, 2020 and 2019.  We mark-to-market our investment in GECC by reference to the closing price of GECC common stock on Nasdaq as of each period end.

Income Taxes

We do not expect that we will owe any federal taxes for the year ended June 30, 2020.  In the aggregate, we did not owe any federal taxes for the year ended June 30, 2019, however, we are required to provide intra period taxes allocated between continuing operations and discontinued operations.  During 2019, the Company recognized an income tax benefit with respect to discontinued operations of $1.3 million related to intra period allocations.  In addition, the Company recognized an income tax benefit with respect to deferred tax liabilities of $0.9 million acquired in the durable medical equipment acquisition. State and local taxes were approximately $0.1 and $0.1 million for the year ended June 30, 2020 and 2019, respectively.

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

The following table provides a reconciliation of the Company’s discontinued operations:

	For the years ended June 30,
(in thousands)	2020	2019
Discontinued operations:
Net revenue	$-	$1,500
Extinguishment of liabilities related to discontinued operations	-	3,608
General and administrative expenses	-	(87)
Pretax gain (loss) from discontinued operations	-	5,021
Income tax benefit (expense)	-	(1,285)
Net gain (loss) from discontinued operations	$-	$3,736

Net Revenues

As a result of the settlement during the year ended June 30, 2019, we recognized $1.5 million in net revenues for the period.  There were no revenues related to discontinued operations for the year ended June 30, 2020.

Extinguishment of Liabilities

As a result of the settlement during the year ended June 30, 2019, $3.6 million of liabilities related to the discontinued operations were extinguished.

General and Administrative Expenses

During the year ended June 30, 2019 the general and administrative expenses of our discontinued operations related primarily to the work associated with settling claims on the representations and warranties in connection with the Divestiture.  There were no expenses related to discontinued operations for the year ended June 30, 2020.

Liquidity and Capital Resources

The following table presents selected financial information and statistics:

	As of June 30,
(in thousands)	2020	2019
Current Assets	$61,328	$42,400
Current Liabilities	25,514	18,068
Working Capital	$35,814	$24,332
Long Term Liabilities	$101,361	$95,664

	For the years ended June 30,
(in thousands)	2020	2019
Cash provided by (used in) operating activities	$13,391	$2,691
Cash provided by (used in) investing activities	(6,632)	(54,903)
Cash provided by (used in) financing activities	21,776	21,502
Net increase (decrease) in cash and cash equivalents	$28,535	$(30,710)

Working Capital and Cash Flows

As of June 30, 2020, we had a cash balance of $41.4 million, including restricted cash of $0.8 million.  We also owned 2,043,434 shares of GECC common stock with an estimated fair value of $8.7 million as of June 30, 2020.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, the issuance of equity securities and the incurrence of indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.  See “Item 1A. Risk Factors.”

Cash Provided by or Used in Operating Activities. Cash flows provided by operating activities totaled $13.4 million and $2.7 million for the years ended June 30, 2020 and 2019, respectively.  For the year ended June 30, 2020, net cash provided by operating activities consisted primarily of the net loss of $13.1 million offset by non-cash activity, including $12.5 million in depreciation and amortization and $8.7 million in unrealized loss on our investment in GECC.  The net loss of $13.1 million is net of $5.1 million of CARES Act stimulus income.  Changes in operating assets and liabilities resulted in net cash provided by operating activities of $3.9 million which was primarily driven by increases in deferred revenue.  The increase in deferred revenue is primarily related to the receipt of $4.4 million in CMS payments.

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

Cash Used in Investing Activities. Cash flows used in investing activities totaled $6.6 million and $54.9 million for the years ended June 30, 2020 and 2019, respectively.  For the year ended June 30, 2020, net cash used in investing activities primarily consists of $8.1 million in purchases of equipment held for rental which was partially offset by proceeds from the sale of equipment held for rental.

For the year ended June 30, 2019 investing activities primarily consist of $48.1 million spent in the acquisitions of our durable medical equipment businesses in September 2018 and June 2019, as well as the purchase of $6.8 million in equipment held for rental and another $0.8 million in fixed assets related to the durable medical equipment business.

Cash Provided by Financing Activities. Cash flows provided by financing activities totaled $21.8 million and $21.5 million for the years ended June 30, 2020 and 2019, respectively. For the year ended June 30, 2020, cash inflows of $30.0 million were provided by the issuance of Convertible Notes with additional inflows related to proceeds from equipment financing and our revolving line of credit.  These inflows partially offset by principal payments on our long term debt, related party notes payable, revolving line of credit and equipment financing.

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

Borrowings

As of June 30, 2020, the Company had $30.5 million face value in Convertible Notes outstanding.  The Convertible Notes are held by a consortium of investors, including related parties.  The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company.

The Convertible Notes are due on February 26, 2030 but are convertible at the option of the holders at a conversion price of $3.4722 per share, subject to the terms therein, prior to maturity into shares of our common stock.  Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock.

As of June 30, 2020, we had a note due to a non-controlling interest holder of DME Inc., Corbel Capital Partners SBIC, L.P., totaling $25.1 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at June 30, 2020, the effective interest rate was 10.30%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.3 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

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

As of June 30, 2020, we had a credit facility due to Pacific Mercantile Bank totaling $3.9 million that accrues interest at the prime rate plus 0.40% (at June 30, 2020, the effective rate was 3.65%) through maturity on August 30, 2020 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The Corbel Facility and DME Revolver each include covenants that restrict DME Inc. business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of DME Inc.  DME Inc. must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the DME Inc. EBITDA levels. The Company was in compliance with all material covenants and restrictions at June 30, 2020.

As of June 30, 2020, we had a related party note due to MAST Capital (the GP Corp. Note) totaling $3.1 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at June 30, 2020, the effective rate was 3.30%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between GECM and GECC GP Corp. (the Profit Sharing Agreement) that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

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

As of June 30, 2020, we had a senior note due to Wells Fargo Bank Northwest, National totaling $50.0 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of June 30, 2020, we had a subordinated note due to Wells Fargo Bank Northwest, National totaling $3.8 million that accrues interest at a rate of 15.00% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

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

Beginning in April 2019, DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the years ended June 30, 2020 and 2019, the Company financed $3.6 million and $1.6 million, respectively, in inventory and equipment through such financing agreements.

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

Off-Balance Sheet Obligations

As of June 30, 2020, we did not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

New Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Per Rule 3-09 of Regulation S-X, the audited financial statements of GECC for the years ended December 31, 2019 and 2018 included in GECC’s registration statement on Form N-2 (File No.  333-239839), as amended, filed with the SEC on August 27, 2020 are incorporated herein by reference.  We include the financial statements of GECC because our investment in GECC met the test of significance under Rule 3-09 in Regulation S-X.  The management of GECC is responsible for the form and content of GECC’s financial statements.  Certain officers of GECC are also officers of GEC.  Mr. Reed is our Chief Executive Officer as well as the Chief Executive Officer of GECC and Mr. Kleinman is our President and Chief Operating Officer as well as the Chief Compliance Officer of GECC.  GECM serves as the investment advisor to GECC.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 as required by the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s evaluation under the framework, management concluded that Great Elm Capital Group, Inc.’s internal control over financial reporting was effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

Remediation of Previously Reported Material Weaknesses

As disclosed in our Annual Report on Form 10-K, Item 9A. for the fiscal year ended June 30, 2019, our management concluded that our internal controls over financial reporting were not effective at June 30, 2019.  As of that date, material weaknesses were identified in the principals associated with each component of the COSO framework.

Over the course of fiscal year 2020, we have completed remediation actions to address the material weaknesses in internal control over financial reporting, including:

▪

Control Environment – We evaluated the sufficiency, experience, and training of our internal personnel at our durable medical equipment subsidiaries and hired additional qualified personnel or used external resources to address identified needs.  In addition, we enhanced the oversight controls performed by Corporate management over the durable medical equipment business.

▪

Risk Assessment – We engaged a new outside firm to assist management in performing a comprehensive risk assessment, including: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact our system of internal controls.

▪

Control Activities – This outside firm also assisted management in assessing control activities, including identifying control gaps impacting the Company’s businesses, enhancing the design and implementation of internal controls, and testing the operating effectiveness of these controls.

▪

Information and Communication – We integrated information systems within the durable medical equipment business and implemented technology solutions to reduce manual processes and facilitate the design and implementation of an effective system of controls.  These improvements also enhanced the quality and accuracy of financial information provided pursuant to objectives, responsibilities and functions of internal control.

▪

Monitoring Activities – We implemented additional corporate monitoring activities over the Company’s internal controls over financial reporting to determine whether the components of internal control were present and functioning appropriately.

Based upon the actions taken during fiscal year 2020, of which testing of design, implementation and operating effectiveness were completed in the fourth fiscal quarter of 2020, we have concluded that the material weaknesses have been remediated as of June 30, 2020.

Other than the changes discussed above, there has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Board currently has eight members. Directors are typically elected at each Annual Stockholders’ Meeting for terms expiring at the next Annual Stockholders’ Meeting. The following table sets forth information with respect to persons who are currently serving as directors of the Company.

Director	Age	Audit Committee	Nominating & Corporate Governance Committee	Compensation Committee
Thomas S. Harbin III	46	✓
James H. Hugar	74	Chair	✓
Peter A. Reed	40
Jason W. Reese	54
Eric J. Scheyer	55		✓	✓
Jeffrey S. Serota	54

We entered into agreements (the MAST Fund Agreements) with private investment funds (the MAST Funds) pursuant to which the MAST Funds have the right to nominate two directors in accordance with the terms of such MAST Fund Agreements. The MAST Funds have nominated the following two individuals as directors, both of whom currently are directors:

Director	Age	Audit Committee	Nominating & Corporate Governance Committee	Compensation Committee
Matthew A. Drapkin	47		Chair	✓
James P. Parmelee	54	✓		Chair

Our Board determined that each non-employee director, except Messrs. Reese and Serota, is an independent director. Our Board determines the independence of our directors by applying independence principles and standards established by Nasdaq. Based on these standards, our Board has determined that Messrs. Reese and Serota are not independent, Mr. Reese due to his position as our Executive Co-Chairman and Mr. Serota due to his position with Corbel Capital Partners.

Information about the Directors

Biographical information regarding each director and his qualifications to serve as a director is set forth on the succeeding pages. The year shown as election as a director is the year that the director was first elected as one of our directors. Unless otherwise indicated, each director has held his principal occupation or other positions with the same or predecessor organizations for at least the last five years. There are currently no family relationships among any directors or executive officers.

Thomas S. Harbin III is 46 years old and has been a member of our Board since October 2017. Mr. Harbin co-founded Source Capital, LLC (Source Capital) in 2002 and currently serves as its Managing Partner. Source Capital, through its affiliates and several committed funds, invests in both private equity and private debt transactions primarily in support of growing US-based companies in the lower-middle market. Mr. Harbin worked previously with J.H. Whitney & Co., a Connecticut-based private equity firm with over $5 billion in assets under management. He was the Head of Business Development for PowerBand Communications, a Whitney portfolio company located in Tokyo, Japan. Mr. Harbin also spent time in the Leveraged Finance group of Goldman, Sachs & Co. in New York.  Mr. Harbin received a BA with distinction in Economics from the University of Virginia.  Mr. Harbin is also a member of the Board of Trustees for the Nature Conservancy of Georgia and the Piedmont Healthcare Foundation.

Mr. Harbin brings to our Board investment expertise and extensive experience, including in leadership roles, in the private capital markets.

James H. Hugar is 74 years old and has been a member of our Board since March 2020. Mr. Hugar was previously a member of the board of directors of Vitesse Semiconductor Corporation from 2009 until its acquisition in April 2015. Mr. Hugar was also on the board of advisors of American Relocation & Logistics, Inc., a privately-held company, until its sale in December, 2017. Mr. Hugar retired from Deloitte & Touche LLP where he was an audit partner from 1982 to 2008, specializing in the financial service industry. Prior to his retirement, he served as the partner-in-charge of the Southern California Investment Company and Broker/Dealer Practice Unit. Mr. Hugar holds a BS degree in Accounting from Pennsylvania State University and a MSBA degree from the University of California, Los Angeles and is a Certified Public Accountant.

Mr. Hugar brings to our Board extensive financial and accounting experience.

Peter A. Reed is 40 years old and since September 2017 has been our Chief Executive Officer. Mr. Reed has been a member of our Board since May 2015. Mr. Reed is Chief Investment Officer of GECM, and President, Chief Executive Officer, and Chairman of the board of directors of GECC. Mr. Reed is also currently a member of the board of directors of GECM, GECC GP Corp., Great Elm FM Acquisition, Inc., Great Elm FM Holdings, Inc., DME Holdings and DME Inc. From 2017 through 2019, Mr. Reed served on the board of directors of Avanti Communications Group PLC, a UK-based satellite provider.  Until September 2017, Mr. Reed was Portfolio Manager and Partner at MAST Capital Management, LLC (MAST Capital), a Boston-based registered investment advisor. Prior to joining MAST Capital in 2004, Mr. Reed was an investment banking analyst at Brown, Gibbons, Lang & Company where he worked on mergers and acquisitions, in-court and out-of-court financial restructurings, and debt and equity private placements for middle market companies.

Mr. Reed brings to our Board knowledge of the investment management business, capital markets and corporate restructuring.

Jason W. Reese is 54 years old and has been Executive Co-Chairman of our Board since February 2020. Mr. Reese is the Co-Founder, Chairman and Chief Executive Officer of Imperial Capital Asset Management, LLC (ICAM) and the Co-Founder and Executive Committee Member of Imperial Capital, LLC, both founded in 1997. ICAM is a registered investment advisor which has managed various hedge funds, investment partnerships, a private REIT and a private equity fund. Imperial Capital, LLC is a registered broker-dealer, headquartered in Los Angeles. Prior to co-founding ICAM and Imperial Capital, LLC, Mr. Reese was a principal with Gordon Investment Corporation, a merchant banking firm in New York and Dallas, where he focused on investing in distressed real estate transactions, high yield securities and leveraged buyouts. Prior to his time with Gordon, Mr. Reese worked in the Corporate Finance Group at PaineWebber in New York. Mr. Reese is currently on the board of directors of City Ventures, LLC, a California-based private home builder. Mr. Reese graduated with honors from Yale University with a B.S. in Electrical Engineering.

Mr. Reese brings to our Board investment expertise and extensive experience in capital markets.

Eric J. Scheyer is 55 years old and has been a member of our Board since February 2020. Mr. Scheyer is currently the chief executive officer and on the board of directors of Star Peak Energy Transition Corp., a special purpose acquisition company. Mr. Scheyer is a partner at Magnetar Capital, member of the Magnetar Management Committee and Magnetar Investment Committee and head of the Energy and Infrastructure group. Prior to joining Magnetar in 2005, Mr. Scheyer spent two years as a consultant at Caxton Associates. Prior to Caxton, Mr. Scheyer was a principal of Decorel Incorporated where he served as President of Decorel S.A. de C.V. and Executive Vice President of Decorel Inc. until the sale of the company to Newell Rubbermaid. Mr. Scheyer began his career at Donaldson, Lufkin & Jenrette focusing on the oil and gas sector. Previously, Mr. Scheyer served on the board of managers of Lightfoot Capital Partners GP LLC and the board of directors of Arc Logistics Partners LP. Mr. Scheyer holds a Bachelor of Arts in History from Trinity College in Hartford, Connecticut.

Mr. Scheyer brings to our Board investment expertise and extensive experience in capital markets.

Jeffrey S. Serota is 54 years old, has been a member of our Board since November 2016 and currently serves as Co-Chairman of the Board. Mr. Serota is currently a Vice Chairman at Corbel Capital Partners, an alternative lower middle-market debt manager. Mr. Serota served as a Senior Partner and Senior Advisor at Ares Management LLC (Ares) from 1997 to 2013. While at Ares, Mr. Serota led investments in an array of security types and industries. Transaction structures included buyouts, recapitalizations, structured equity, minority interest, and distressed-for-control, among others. As part of his role as a Senior Partner at Ares, Mr. Serota acted as an interim Chief Executive Officer for certain portfolio company investments of Ares, led fundraising efforts for private equity investment funds, participated in numerous private and public companies as a member of the board of directors, and assisted in the management of the private equity efforts at Ares. Before Ares, Mr. Serota served as a Vice President in the investment banking department at Bear, Stearns & Co. Inc. Prior to Bear Stearns, Mr. Serota was employed at Dabney/Resnick, Inc., where he specialized in merchant banking and capital raising activities for middle-market companies and had primary responsibility for Dabney/Resnick’s bridge financing activities. Mr. Serota was also employed at Salomon Brothers Inc., where he focused on mergers and acquisitions and merchant banking transactions.

Mr. Serota is currently a director of Goodrich Petroleum Corporation. Mr. Serota was previously Chairman of the Board of CIFC Corp., a $15 billion asset management firm specializing in non-investment grade credit products. Mr. Serota also served as the Chairman of SandRidge Energy, Inc. from June 2013 until October 2016 and as one of its independent director from March 2007 to October 2016. Mr. Serota has also served on numerous public and private company boards over his career. Public company boards included: Exco Resources, Lyondell Basell Inc., WCA Waste Corp. and Douglas Dynamics, Inc.

Mr. Serota brings to our Board over 30 years of experience as a principal investor, financial services professional, and operating executive.

Matthew A. Drapkin is 47 years old and has been a member of our Board since April 2017. Mr. Drapkin is Chief Executive Officer & Portfolio Manager of Northern Right, a value-oriented, alternative asset manager focused on constructive activist investing in small-to-mid cap, public companies.

Mr. Drapkin is currently on the board of directors of PRGX Global, a global provider of recovery audit services to retail and commercial clients and serves as Executive Chairman of Boardroom Alpha, Inc., an analytics company. Mr. Drapkin previously served on the board of directors of Intevac, a publicly-traded provider of equipment solutions to the hard-disk drive industry and high-sensitivity imaging products, primarily for the defense market, as Chairman of the Board of Ruby Tuesday, a restaurant operator, Lead Independent Director of Hot Topic, a specialty retailer, and a director of Xura (formerly known as Comverse), a provider of telecommunications businesses solutions, Glu Mobile, a mobile gaming company, Plato Learning, a provider of curriculum management, and Alloy, a diversified media company.

Before joining Northern Right in December 2009, Mr. Drapkin had extensive investment experience, including his work as Head of Research, Special Situations, and Private Equity at ENSO Capital, a New York-based hedge fund, and Senior VP of Corporate Development at MacAndrews & Forbes, where he participated in more than $3 billion of transactions, including Scientific Games, Deluxe Entertainment Services, AM General, and Scantron. Prior to MacAndrews & Forbes, Mr. Drapkin served as General Manager of two of Condé Nast publications’ wholly-owned Internet sites, Epicurious.com and Concierge.com, and headed Conde Nast’s Internet venture investment effort. Mr. Drapkin began his career as an investment banker at Goldman, Sachs and Co where he advised companies on corporate finance and M&A matters. He holds a J.D. from Columbia Law School, an M.B.A. from Columbia Business School, and a B.A. in American History from Princeton University.

Mr. Drapkin was elected to our Board as a result of the MAST Funds’ exercise of their rights to appoint two members of our Board under the MAST Fund Agreements.

James P. Parmelee is 54 years old and has been a member of our Board since June 2017. Mr. Parmelee is a managing director of Hamilton Robinson Capital Partners, a private equity firm that invests in middle-market specialty manufacturing, industrial technology and business services companies in the U.S. and Canada. Mr. Parmelee currently serves on the board of directors of PNE LLC based in Longview, WA, GrayMatter Systems based in Pittsburgh, PA and Tanknology, based in Austin, TX.

Mr. Parmelee is a former member of the board of directors of The Meet Group based in New Hope, PA. Previously, Mr. Parmelee was a Partner in Peak Ten Management, a long/short equity fund backed by Tiger Management LLC focused on investing in the global information technology sector. Mr. Parmelee was responsible for the firm’s investments in the software, IT infrastructure and Internet verticals. Prior to joining Peak Ten Management, Mr. Parmelee was a partner in Union Square Advisors LLC, a strategic advisory firm. Mr. Parmelee led the firm’s global IT infrastructure practice providing strategic M&A advisory services to the firm’s clients. From 1992 to 2004, Mr. Parmelee was a senior equity research analyst responsible for coverage of the data networking and telecommunications equipment sectors, primarily at Credit Suisse First Boston where he was most recently a Managing Director and served as the Global Coordinator of Technology Research for the firm.

Mr. Parmelee was elected to our Board as a result of the MAST Funds’ exercise of their rights to appoint two members of our Board under the MAST Fund Agreements.

Executive Officers

Name	Age	Position
Peter A. Reed	40	Chief Executive Officer
Brent J. Pearson	39	Chief Financial Officer & Chief Accounting Officer
Adam M. Kleinman	45	President and Chief Operating Officer

Peter A. Reed. For biographical information for Mr. Reed, see the section above titled “Information about the Directors.”

Brent J. Pearson has been our Chief Financial Officer since September 2019, and previously served as our interim Chief Financial Officer from February 2019 to September 2019. Mr. Pearson has also served as our Chief Accounting Officer since October 2018. Prior to joining GEC, Mr. Pearson was a Senior Manager in the audit practice at Deloitte & Touche LLP where he held various positions of increasing responsibility from 2005-2018. Mr. Pearson received a Masters in Accounting and a Bachelor of Science from Boston College and is a Certified Public Accountant.

Adam M. Kleinman has been our President and Chief Operating Officer since March 21, 2018. Mr. Kleinman is GECC’s Chief Compliance Officer and GECM’s Chief Operating Officer, Chief Compliance Officer and General Counsel. Mr. Kleinman is also currently a member of the board of directors of GECM, GECC GP Corp., Great Elm FM Acquisition, Inc., Great Elm FM Holdings, Inc., DME Holdings and Avanti Communications Group PLC, a UK-based satellite provider. Mr. Kleinman was a Partner, Chief Operating Officer and General Counsel of MAST Capital from 2009 to September 2017. Prior to joining MAST Capital, Mr. Kleinman was an associate in the Banking and Leverage Finance group at Bingham McCutchen LLP, where he represented financial institutions, hedge funds and corporate borrowers in a broad range of commercial finance transactions, including syndicated debt financings, asset-based credit facilities and domestic and international debt workouts and restructurings. Mr. Kleinman graduated Phi Beta Kappa form Haverford College in 1997 with a BA in History and received his JD from the University of Virginia School of Law in 2004.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% shareholders are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports that they file. Such reports are filed on Forms 3, 4 and 5 under the Exchange Act. Based solely on our review of the copies of such forms received by us, we believe that, during the fiscal year ended June 30, 2020, all such persons complied on a timely basis with the filing requirements of Section 16(a) with the exception of the following inadvertent late filings: one Form 4 filing on December 12, 2019 by each of Matthew A. Drapkin, Thomas S. Harbin, James P. Parmelee and Jeffrey S. Serota, each with respect to one award of restricted shares and one Form 4 filing on April 28, 2020 by each of James H. Hugar, Eric Scheyer, and jointly by Jason W. Reese, ICAM and Long Ball, each with respect to one award of restricted shares.

Code of Conduct

Our Code of Conduct applies to our directors and employees (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer).  Our Code of Conduct provides our written policies and procedures for the review of any activities by a director, executive officer or employee or members of their immediate families which create or appear to create an actual or potential conflict between the individual’s interests and our interests. Our Audit Committee is responsible for interpreting our Code of Conduct, reviewing reports of alleged breaches of such Code of Conduct and granting waivers of or approving amendments of such Code of Conduct. Our Audit Committee is responsible for reviewing past or proposed transactions between us and related persons. We expect that any amendment to the code, or any waivers of its requirements, will be disclosed on our website. The identification of our website does not include or incorporate by reference the information on our website into this report.

Our Code of Conduct requires all of our employees, executive officers and directors to avoid any activity or personal interest that creates or appears to create a conflict of interest with us, and requires all of our personnel to disclose any such activity or interest to management. Our directors and executive officers are required to obtain the prior written approval of our Audit Committee, or its designated member, following the full disclosure of all facts and circumstances before making any investment, accepting any position or benefits, or participating in any transaction or business arrangement that creates or appears to create a conflict of interest.  All of our other employees are required to make such disclosure to, and receive the prior written approval of, those individuals who are delegated such responsibility through policies and procedures adopted by us.

CORPORATE GOVERNANCE

Our business and affairs are managed and all corporate powers are exercised under the direction of our Board. Our Board establishes fundamental corporate policies and oversees our performance and our Chief Executive Officer and the other officers to whom our Board has delegated authority to manage day-to-day business operations.

Our Board has committees assist our Board in carrying out its responsibilities. Each operates under a written charter adopted by our Board.

Our standing committee charters, including our Audit, Compensation, and Nominating and Corporate Governance Committee charters, and Code of Conduct are posted on our website at www.greatelmcap.com. Paper copies may be obtained upon request by writing to: Corporate Secretary, Great Elm Capital Group, Inc., 800 South Street, Suite 230, Waltham, MA 02453.

Board of Directors

Functions

In addition to its general oversight role, our Board performs a number of specific functions, including:

•	Hiring and firing our Chief Executive Officer and overseeing his or her performance and that of other senior management in the operation of the Corporation;
•	Planning for management succession;
•	Guiding corporate strategy;
•	Reviewing and monitoring strategic, financial and operating plans and budgets and their development and implementation by management;
•	Assessing and monitoring risks and risk-management strategies;
•	Suggesting, reviewing and approving significant corporate actions;
•

Reviewing and monitoring processes designed to maintain our integrity, including financial reporting, compliance with legal and regulatory obligations, and relationships with stockholders, employees, customers, suppliers and others; and

•	Selecting director nominees, appointing board committee members, forming board committees and overseeing effective corporate governance.

Leadership Structure

Our Board retains the flexibility to determine on a case-by-case basis whether the positions of Chief Executive Officer and Chairman of the Board (or Co-Chairman of the Board) should be combined or separated and whether an independent director should serve as Chairman or Co-Chairman. This flexibility permits our Board to organize its functions and conduct its business in a manner it deems most effective in then prevailing circumstances. Our Board has determined that its leadership structure is appropriate in light of our current management framework.

Currently, we have two non-independent Co-Chairmen, whose roles include:

•	To act as the principal liaison between the independent directors and the Chief Executive Officer;
•	To review and approve all board and committee agendas and approve information sent to our Board, providing input to management on the scope and quality of such information;
•

To consult with the Chief Executive Officer and committee chairs regarding the topics and schedules of the meetings of our Board and its committees and approve such schedules to assure that there is sufficient time for discussion of all agenda items;

•	To call a special meeting of our Board or the independent directors at any time, at any place and for any purpose;
•	To be available for consultation and direct communication with GEC’s major stockholders;
•	To consult with the Nominating and Corporate Governance Committee as part of the committee’s review of director nominations and recommendations of director candidates;
•	To consult with directors regarding acceptance of memberships on other boards to assure that multiple board service does not conflict or otherwise interfere with such directors’ service to GEC;
•

Led by the Compensation Committee and together with the Chief Executive Officer, to report annually to our Board on succession planning, including policies and principles for executive officer selection;

•	To organize, convene and preside over executive sessions of the independent directors and promptly communicate approved messages and directives to the Chief Executive Officer; and
•	To perform such other duties as may be assigned from time-to-time by the independent directors.

The position and role of Chairman (or Co-Chairman) is intended to provide board leadership. It is also intended to expand lines of communication between our Board and members of management. It is not intended to reduce the free and open access and communications that each independent board member has with other board members and members of management.

Messrs. Reese and Serota currently serve as Co-Chairmen of the Board.

Our Board believes that its independence and oversight of management is maintained effectively through this flexible leadership structure, our Board composition and sound corporate governance policies and practices.

Director Share Ownership Guidelines

Our Board has not established director share ownership guidelines. We prohibit shorting our stock by our directors and executive officers.

Board and Committee Meetings; Executive Sessions; Annual Stockholders’ Meetings

At regularly scheduled board and committee meetings, directors review and discuss management reports regarding our performance, prospects and plans, as well as significant opportunities and immediate issues facing us. At least once a year, our Board also reviews management’s long-term strategic and financial plans.

The Chief Executive Officer proposes the agenda and schedule for each board meeting to the Co-Chairmen of the Board, who then review and modify or approve it. Committee agendas and schedules are set by or in consultation with the committee chair and with the approval of the Co-Chairmen of the Board. Directors are encouraged to propose agenda items, and any director also may raise at any meeting subjects that are not on the agenda. Information and other materials important to understanding the business to be conducted at Board and its committee meetings, to the extent available, are distributed in writing to the directors in advance of the meeting. Additional information may be presented at the meeting. An executive session of independent members of the Board is held at each regular board meeting, and any director may call for an executive session at any Board meeting. The Co-Chairmen of the Board preside over executive sessions.

During the fiscal year ended June 30, 2020, our Board held 4 meetings and committees of our Board held 7 meetings. Directors, on an aggregate basis, attended 94% of the combined number of these meetings.

Evaluation of Board and Director Performance

The Nominating and Corporate Governance Committee annually reviews and evaluates the performance of our Board. The committee assesses our Board’s contribution as a whole and identifies areas in which our Board or senior management believes a better contribution may be made. The purpose of the review is to increase the effectiveness of our Board, and the results are reviewed with our Board and its committees.

Our Board annually reviews the individual performance and qualifications of each director who may wish to be considered for nomination to an additional term. The evaluations are reviewed by the Nominating and Corporate Governance Committee, which makes recommendations to our Board regarding nominees for election as directors.

Risk Oversight

Our Board is responsible for the general oversight of risks that affect us. Our Board receives regular reports on our operations from our Chief Executive Officer, as well as other members of management. Our Board reviews these reports and makes inquiries in their business judgment.

Our Board also fulfills its oversight role through the operations of its various committees, including our Audit Committee. Our Board receives periodic reports on each committee’s activities. Our Audit Committee has responsibility for risk oversight in connection with its review of our financial reports filed with the SEC. Our Audit Committee receives reports from our Chief Financial Officer and our independent auditors in connection with the review of our quarterly and annual financial statements regarding significant financial transactions, accounting and reporting matters, critical accounting estimates and management’s exercise of judgment in accounting matters. When reporting on such matters, our independent auditors also provide their assessment of management’s report and conclusions.

Succession Planning and Management Development

Our Compensation Committee oversees and regularly evaluates leadership succession planning practices and results. Our Compensation Committee reports annually to our Board on succession planning, including policies and principles for executive officer selection.

Board Access to Senior Management, Independent Accountants and Counsel

Directors have complete access to our independent registered public accounting firm, senior management and other employees. They also have complete access to counsel, advisors and experts of their choice with respect to any issues relating to our Board’s discharge of its duties.

Retirement Policy

We have not established a board retirement policy.

Committees of our Board of Directors

Audit Committee

Our Audit Committee reviews our internal accounting procedures and considers and reports to our Board with respect to other auditing and accounting matters, including the selection of our independent auditors, the scope of annual audits, fees to be paid to our independent auditors and the performance of our independent auditors. Our Audit Committee relies on the expertise and knowledge of management and the independent auditors in carrying out its oversight responsibilities. On a routine basis, our Audit Committee meets separately with our independent auditors and invites select employees who work under the Chief Financial Officer to participate in its meetings. Our Audit Committee charter requires that each of the members of our Audit Committee is independent, as defined under SEC rules and Nasdaq listing standards, and that at least one member of our Audit Committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication, including having been a chief executive officer, chief financial officer, or other senior officer with financial oversight responsibilities. The responsibilities and activities of our Audit Committee are described in greater detail in our Audit Committee charter.

Our Board determined that each member of our Audit Committee met the independence and financial knowledge requirements under the Audit Committee charter, the SEC rules, and the Nasdaq listing standards. Our Board of Directors also determined that Mr. Hugar qualifies as an “audit committee financial expert” in accordance with SEC rules, based upon his experience and understanding with respect to accounting and auditing matters. Our Audit Committee held 4 meetings during the fiscal year ended June 30, 2020.

Compensation Committee

The Compensation Committee of our Board acts on behalf of our Board to review, adopt and oversee our compensation and employee benefit programs and practices, including, but not limited to:

•

establishment of corporate goals and objectives relevant to the compensation of our named executive officers (as defined below) and our other executive officers and evaluation of performance in light of these stated objectives;

•

evaluation of the performance of the named executive officers and determination and approval of, and, in the case of our Chief Executive Officer, recommendation to our Board for approval, the compensation and other terms of employment, including long-term incentive compensation, severance and change-in-control arrangements, of our named executive officers;

•

appointment, retention, compensation, termination and oversight of the work of any independent experts, consultants and other advisers, review and approval of the fees and retention terms for such experts, consultants and other advisers and consideration at least annually of the independence of such consultants;

•

review and administration of our general compensation plans and other employee benefit plans, including incentive-based compensation and equity compensation plans and other similar plans and programs; and

•

review with management the Compensation Discussion and Analysis (or other applicable executive compensation disclosure), including the determination of whether to recommend that it be included in the proxy statement. In fulfilling its responsibilities, our Compensation Committee is entitled to delegate to a subcommittee for any purpose it deems appropriate, including delegation to a subcommittee of our Board consisting of one or more members of our Board the authority to make awards to non-executive officers under the equity-based plans, in accordance with guidelines and policies set by our Compensation Committee.

For executive officers other than our Chief Executive Officer, our Compensation Committee considers evaluations and recommendations submitted to our Compensation Committee by our Chief Executive Officer on which compensation determinations are then made. In the case of our Chief Executive Officer, the evaluation of his or her performance is conducted by our Compensation Committee, which determines whether, and if so in what manner, to recommend to the full Board any adjustments to his or her compensation as well as awards to be granted. Our Compensation Committee does not determine non-employee director compensation.

Our Board has determined that each of the members of our Compensation Committee is independent as defined by the Nasdaq rules. In addition, each member of our Compensation Committee is an “outside director” as defined in Section 162(m) of the Code and is a “non-employee” director as defined under Section 16 of the Exchange Act. The Compensation Committee met 2 times during the fiscal year ended June 30, 2020. Our Compensation Committee operates under a written charter adopted by our Board.

The charter of our Compensation Committee provides that any independent compensation consultant engaged by our Compensation Committee works for our Compensation Committee, not our management, with respect to executive and director compensation matters.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating individuals to serve as our directors, advising our Board with respect to its composition, procedures and committees, evaluating incumbent directors, and assessing the performance of management. Our Nominating and Corporate Governance Committee also oversees the development of our corporate governance matters. The responsibilities and activities of our Nominating and Corporate Governance Committee are described in greater detail in the Nominating and Corporate Governance Committee charter.

Our Nominating and Corporate Governance Committee is committed to a diversified board, seeking members from various professional backgrounds who combine a broad spectrum of experience and expertise with a reputation for the highest personal and professional integrity. However, our Nominating and Corporate Governance Committee does not have a policy with respect to diversity considerations in the selection of director nominees. Our Nominating and Corporate Governance Committee evaluates nominees to our Board, which evaluation applies to both new director candidates as well as incumbent directors, in the context of the current composition of our Board, the operating requirements of the Corporation and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers the criteria for director qualifications set by our Board, as well as diversity, age, skills, and such other factors as it deems appropriate to maintain a balance of knowledge, experience, effectiveness and capability. In the case of incumbent directors whose terms of office are set to expire, our Nominating and Corporate Governance Committee typically reviews such directors’ overall service during their term, including:

•	the number of meetings attended;
•	the level of participation;
•	the quality of performance; and
•	any other relationships and transactions that might impair such directors’ independence.

In the case of new director candidates, our Nominating and Corporate Governance Committee also determines whether the nominee must be independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. Our Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. Our Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our Board. Our Nominating and Corporate Governance Committee arranges for as many members of the Nominating and Corporate Governance Committee as it determines advisable to interview each potential candidate it is considering recommending to our Board. Our Nominating and Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to our Board by majority vote.

Our Nominating and Corporate Governance Committee believes that a candidate for director should have certain minimum qualifications. Our Nominating and Corporate Governance Committee will generally consider such factors as:

•	possessing relevant expertise upon which to be able to offer advice and guidance to management, including public company board experience and international business experience;
•	the ability to read and understand basic financial statements;

•	having sufficient time to devote to our affairs;
•	a reputation for personal integrity and ethics;
•	demonstrated excellence in his or her field;
•	the ability to work effectively with the other members of our Board;
•	having the ability to exercise sound business judgment; and
•	the commitment to rigorously represent the long-term interests of the stockholders.

Notwithstanding the foregoing, our Nominating and Corporate Governance Committee reserves the right to modify these factors from time to time, taking into account the then current needs of our Board in an effort to maintain a balance of knowledge, experience and capability.

Our Nominating and Corporate Governance Committee considers and evaluates any candidate who is properly recommended by stockholders, identified by members of our Board or our executive officers, or, at the discretion of our Nominating and Corporate Governance Committee, an independent search firm.

Our Nominating and Corporate Governance Committee held 1 meeting during the fiscal year ended June 30, 2020.

Communications with the Board

Stockholders and other interested parties may contact any member (or all members) of our Board (including, without limitation, the non-management directors as a group), any committee of our Board or the Chair of any such committee by mail. All such correspondence may be sent addressed to our Board, any committee or any individual director, c/o Corporate Secretary, Great Elm Capital Group, Inc., 800 South Street, Suite 230, Waltham, MA 02453.

All stockholder communications will be opened and reviewed by the Corporate Secretary for the sole purpose of determining whether the contents represent a message to the directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to our Board or any group or committee of directors, the Corporate Secretary will make sufficient copies and send one copy to each director who is a member of the group or committee to which the envelope is addressed.

Insider Trading Policy — Hedging

Our insider trading policy provides that all directors, officers and employees of the Company and GECM and the executive officers and certain employees with access to financial information of Great Elm DME, Inc. (Covered Persons) and certain of their related persons may not engage in any hedging or monetization transactions, such as zero-cost collars and forward sale contracts, with respect to Company securities, including those granted to, or held directly or indirectly by, such Covered Persons. Further, such persons may not trade in options, warrants, puts and calls or similar instruments on Company securities or sell Company securities “short.”

Item 11.  Executive Compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
Peter A. Reed(1)	2020	250,000		100,255	81,080		8,400	439,735
Chief Executive Officer	2019	250,000	100,000	-	-	-	8,250	358,250

Brent J. Pearson(2)	2020	250,000	75,000		46,786		7,362	379,148
Chief Financial Officer & Chief Accounting Officer	2019	145,018	35,417	-	129,028	-	5,413	314,876

Adam M. Kleinman(3)	2020	250,000		100,255	81,080		8,400	439,735
President & Chief Operating Officer	2019	250,000	100,000	-	-	-	8,250	358,250

(1)	Mr. Reed became our Chief Executive Officer on September 18, 2017.
(2)

Mr. Pearson has served as our Chief Accounting Officer since October 29, 2018, was appointed our Chief Financial Officer in September 2019 and previously served as Interim Chief Financial Officer from February 2019 until September 2019.

(3)	Mr. Kleinman became our President and Chief Operating Officer on March 21, 2018. $51,987 of Mr. Kleinman’s compensation in the fiscal year ended June 30, 2020 was reimbursed by GECC.
(4)

Incentive amounts payable under the GECM Performance Bonus Plan for the performance period ended June 30, 2020 to Mr. Reed and Mr. Kleinman, if any, are discretionary, however they are not calculable at this time. Such incentive amounts are currently expected to be determined as of December 31, 2020.

(5)	The amounts in this column reflect the aggregate grant date fair value of option awards calculated in accordance with FASB ASC Topic 718.
(6)

Incentive amounts payable under the GECM Performance Bonus Plan for the performance period ended September 30, 2018 to Mr. Reed and Mr. Kleinman are not calculable at this time, as they still remain subject to collection of the underlying revenue by GECM.  Such incentive amounts are currently expected to be determined as of June 30, 2021.

(7)	The amounts listed for Peter A. Reed, Brent J. Pearson and Adam M. Kleinman (our named executive officers) reflect the amount of the Company’s 401(k) match.

Employment Agreements/Arrangements with our Named Executive Officers

Peter A. Reed

On September 18, 2017, we entered into an employment agreement with Mr. Reed. Beginning September 1, 2017, his base compensation is set at $250,000 per year.  Pursuant to his employment agreement and equity award agreements, Mr. Reed is entitled to $800,000 in severance, reimbursement of COBRA premiums for one year post-termination, and certain accelerated vesting of equity awards with an aggregate value of $573,888 as of June 30, 2020, if he is terminated without cause or quits with good reason.

Mr. Reed also owns 3,977 shares of GECC GP Corp. that are subject to repurchase at book value upon termination of his employment for cause.

Brent J. Pearson

On May 9, 2019, we entered into an amended and restated offer letter with Mr. Pearson, pursuant to which Mr. Pearson receives a base salary of $250,000 per year for his role as Chief Financial Officer (increased from his base salary of $225,000 per year while he served as interim Chief Financial Officer of the Company) and a target annual bonus of $75,000 (increased from his target bonus of $50,000 while he served as interim Chief Financial Officer of the Company). The offer letter provides for a severance payment equal to 100% of his annual base salary ($250,000).

Adam M. Kleinman

On March 21, 2018, we entered into an amended and restated offer letter with Mr. Kleinman, pursuant to which Mr. Kleinman receives a base salary of $250,000 per year for his role as our President and Chief Operating Officer.  Pursuant to his offer letter and equity award agreements, Mr. Kleinman is entitled to a severance payment equal to $550,000, reimbursement of COBRA premiums for one year post-termination, and certain accelerated vesting of his equity awards with an aggregate value of $573,888 as of June 30, 2020, if he is terminated without cause or quits with good reason.

Mr. Kleinman owns 3,977 shares of GECC GP Corp. that are subject to repurchase at book value upon termination of his employment for cause.

Cash Bonuses

Mr. Reed and Mr. Kleinman participate in the GECM Performance Bonus Plan, originally effective as of September 18, 2017 and as amended through February 6, 2019, pursuant to which they are eligible to receive cash payments if GECM achieves certain performance metrics within the designated performance period. The GECM Performance Bonus Plan was amended and restated on February 6, 2019 to allow GECM’s board of directors to set the cash performance goals for the 2019 fiscal year (and future fiscal years) based on EBITDA targets or other performance metrics.

Mr. Pearson does not participate in the GECM Performance Bonus Plan but participates in a discretionary bonus plan and received a $75,000 bonus for the fiscal year ended June 30, 2020.  The main factors considered in approving this bonus for the fiscal year ended June 30, 2020 were overall Company performance and Mr. Pearson’s individual performance.

Equity-Based Compensation

In the fiscal year ended June 30, 2020, each of our named executive officers was granted options to purchase our common stock as set forth in the table below.  The options vest as follows: 20% on the first anniversary of the grant date and 2.0833% per month thereafter.

Name	Grant Date	Number of Options	Exercise Price
Peter Reed	August 6, 2019	57,143	$4.52
Brent Pearson	July 30, 2019	20,000	$4.16
Adam Kleinman	August 6, 2019	57,143	$4.52

In addition, each of Mr. Reed and Mr. Kleinman was granted 25,381 restricted share awards on August 6, 2019.  These share awards vest as follows: 20% on the first anniversary of the grant date and 2.0833% per month thereafter.

Outstanding Equity Awards at 2020 Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Peter A. Reed	461,165 (1)	-	3.60	9/18/2022	246,304 (10)	573,888
	117,150	95,850 (2)	3.60	9/18/2027
	-	57,143 (3)	4.52	8/6/2024
Brent J. Pearson	12,000	28,000 (4)	3.43	11/7/2028
	4,000	16,000 (5)	4.12	5/14/2029
	-	20,000 (6)	4.16	7/30/2029
Adam M. Kleinman	194,175 (7)	-	3.60	9/18/2022	246,304 (11)	573,888
	117,150	95,850 (8)	3.60	9/18/2027
	-	57,143 (9)	4.52	8/6/2024

(1)	Mr. Reed was granted 461,165 options on September 18, 2017. These options are fully vested and exercisable.

(2)	Mr. Reed was granted 213,000 options on September 18, 2017. These options vest as follows: 20% on the first anniversary of the grant date and 1.6667% per month thereafter.

(3)   Mr. Reed was granted 57,143 options on August 6, 2019. These options vest as follows: 20% on the first anniversary of the grant date and 2.0833% per month thereafter.

(4)	Mr. Pearson was granted 40,000 options on November 7, 2018. These options vest as follows: 20% on the first anniversary of the grant date and 5% per quarter thereafter.
(5)	Mr. Pearson was granted 20,000 options on May 14, 2019. These options vest as follows: 20% on the first anniversary of the grant date and 5% per quarter thereafter.

(6)  Mr. Pearson was granted 20,000 options on July 30, 2019. These options vest as follows: 20% on the first anniversary of the grant date and 5% per quarter thereafter.

(7)	Mr. Kleinman was granted 194,175 options on September 18, 2017. These options are fully vested and exercisable.
(8)	Mr. Kleinman was granted 213,000 options on September 18, 2017. These options vest as follows: 20% on the first anniversary of the grant date and 1.6667% per month thereafter.

(9)   Mr. Kleinman was granted 57,143 options on August 6, 2019. These options vest as follows: 20% on the first anniversary of the grant date and 2.0833% per month thereafter.

(10)

Mr. Reed was granted 220,923 performance shares on November 3, 2016. These performance shares vest as follows: 20% on the first anniversary of grant date and 5% per quarter thereafter, subject to achievement of performance targets.  Mr. Reed was also granted 25,381 restricted share awards on August 6, 2019.  These share awards vest as follows: 20% on the first anniversary of the grant date and 2.0833% per month thereafter.

(11)

Mr. Kleinman was granted 220,923 performance shares on November 3, 2016. These performance shares vest as follows: 20% on the first anniversary of grant date and 5% per quarter thereafter, subject to achievement of performance targets.  Mr. Kleinman was also granted 25,381 restricted share awards on August 6, 2019.  These share awards vest as follows: 20% on the first anniversary of the grant date and 2.0833% per month thereafter.

Compensation of Our Board

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Employee directors are not compensated for board services in addition to their regular employee compensation. For the fiscal year ended June 30, 2020, our non-employees director compensation program for payment of a retainer and committee fees was as follows:

•	$65,000 in cash as an annual retainer.
•	$20,000 in cash for service as Audit Committee chairperson.
•	$10,000 in cash for service as Compensation Committee chairperson.
•	$10,000 in cash for service as Nominating and Corporate Governance chairperson.
•	$10,000 in cash for each committee on which a director does not serve as chairperson.
•

Annual grant of restricted stock units having a value of $65,000 measured by a 30-day trailing average from the date of grant, subject to monthly vesting over one year from the grant date, pro-rated for partial periods of service during the fiscal year.

•	Effective January 2018, we implemented a $110,000 additional annual cash retainer for service as the Chairman of the Board.

Additionally, beginning in with the fiscal quarter ended June 30, 2020, we allowed our non-employee directors to elect to receive their cash retainers in fully vested shares of common stock.

Director Compensation — Fiscal Year Ended June 30, 2020
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Matthew A. Drapkin	63,750	83,164 (6)	-	146,915
James P. Parmelee	85,000	61,915	-	146,915
Peter A. Reed	-	-	-	-
Jeffrey S. Serota	175,000	61,915	-	236,915
Mark A. Snell (2)	78,750	40,529	-	119,279
Hugh Steven Wilson (3)	50,000	40,529	-	90,529
Thomas S. Harbin III	66,250	80,664 (6)	-	146,915
James H. Hugar (4)	23,750	65,000	-	88,750
Jason Reese (5)	16,530	108,748 (6)	-	125,278
Eric Scheyer (5)	8,028	86,250 (6)	-	94,278
(1)

Represents the aggregate grant date fair value of RSU awards as of the date of the award (as described above) calculated in accordance with FASB ASC Topic 718 and, in certain cases, fully vested shares of common stock as further described below.

(2)	Mr. Snell resigned from the Board on March 31, 2020. As such, Mr. Snell’s compensation has been pro-rated for the year.
(3)	Mr. Wilson resigned from the Board on February 25, 2020. As such, Mr. Wilson’s compensation has been pro-rated for the year.
(4)	Mr. Hugar was appointed to the Board on March 31, 2020. As such, Mr. Hugar’s compensation has been pro-rated for the year.
(5)	Messrs. Reese and Scheyer were appointed to the Board on February 26, 2020. As such, Messrs. Reese and Scheyer’s compensation has been pro-rated for the year.
(6)

Represents RSU awards issued as part of the annual grant of restricted stock, as well as fully vested shares of common stock the director elected to receive in lieu of a portion of the applicable cash retainer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category (as of June 30, 2020)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,474,979	$3.69	1,856,022
Equity compensation plans not approved by security holders	-	-	-

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 1, 2020, certain information regarding the beneficial ownership of our common stock by:

•	each of the directors and named executive officers for the fiscal year ended June 30, 2020;
•	all of our current executive officers and directors as a group; and
•	each person known by us to be beneficial owners of 5% or more of our outstanding common stock.

Except as indicated in the footnotes to this table and under applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock. For the purposes of calculating percent ownership, as of September 1, 2020, 25,560,160 shares of common stock were issued and outstanding, and, for any individual who beneficially owns shares represented by options exercisable within sixty days of September 1, 2020, these shares are treated as if outstanding for that person, but not for any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Named Executive Officers
Matthew A. Drapkin(2)(12)	4,238,199	15.5%
Thomas S. Harbin III(3)	89,376	*
James H. Hugar(4)	36,517	*
Adam M. Kleinman(5)	680,753	2.6%
James P. Parmelee(6)	74,221	*
Brent J. Pearson(7)	33,000	*
Peter A. Reed(8)	1,393,451	5.3%
Jason W. Reese(9)(15)	4,259,817	15.5%
Eric J. Scheyer(10)	236,090	*
Jeffrey S. Serota(11)	70,869	*
All current executive officers and directors as a group (10 persons)	11,112,293	36.6%

5% Stockholders
Entities affiliated with Northern Right Capital Management, L.P., 9 Old Kings Hwy S., 4th Floor, Darien, CT 06820(12)	4,087,555	15.0%
Entities affiliated with MAST Capital Management, LLC, 31 St. James Avenue, 6th Floor, Boston, MA 02116(13)	2,064,584	8.1%
Entities affiliated with Cove Street Capital, LLC, 2101 El Segundo Boulevard, Suite 302, El Segundo, CA 90245(14)	1,774,788	6.9%
Long Ball Partners LLC, 10100 Santa Monica Blvd., Suite 2400 Los Angeles, California 90067(15)	4,204,524	15.3%
Entities affiliated with PC Elfun LLC, 630 Davis Street, Suite 201, Evanston, IL 60201(16)	2,563,767	9.1%

* Less than 1% of the outstanding shares of our common stock.

(1)

This table is based upon information supplied by each officer and director, Schedules 13D and 13G, if any, filed with the SEC and additional information supplied to us in connection with the Convertible Notes. Unless otherwise indicated in the table, the address for each person named above is c/o Great Elm Capital Group, Inc., 800 South Street, Suite 230, Waltham, MA 02453.

(2)	Includes 73,251 shares issuable upon the conversion of the Convertible Notes, 75,852 shares of vested restricted stock and 1,541 shares of unvested restricted stock directly held by Mr. Drapkin.
(3)	Includes 63,454 shares of vested restricted stock and 1,541 shares of unvested restricted stock.
(4)	Includes 18,306 shares of vested restricted stock and 18,211 shares of unvested restricted stock.
(5)	Includes 342,191 vested stock options, 173,095 shares of vested restricted stock and 73,209 shares of unvested restricted stock.
(6)	Includes 62,680 shares of vested restricted stock and 1,541 shares of unvested restricted stock.
(7)	Includes 24,000 vested stock options.
(8)	Includes 609,181 vested stock options, 173,095 shares of vested restricted stock and 73,209 shares of unvested restricted stock.
(9)	Includes 40,584 shares of vested restricted stock and 14,709 shares of unvested restricted stock directly held by Mr. Reese.
(10)

Includes 190,453 shares issuable upon conversion of the Convertible Notes, 30,928 shares of vested restricted stock and 14,709 shares of unvested restricted stock. Mr. Scheyer disclaims beneficial ownership of certain securities issuable upon conversion of the Convertible Notes, except to the extent of his pecuniary interest therein.

(11)	Includes 69,328 shares of vested restricted stock and 1,541 shares of unvested restricted stock.

(12)

Based on information furnished in a Schedule 13D/A filed with the SEC on March 2, 2020, jointly by Northern Right, Northern Right Capital (QP), L.P. (Northern Right QP), NRC Partners I, LP (NRC), BC Advisors, LLC (BCA) and Matthew A. Drapkin. Northern Right reported sole voting and dispositive power over 2,202,005 shares of our common stock, which includes 936,005 shares of our common stock issuable upon the conversion of the Convertible Notes to the separate managed accounts on behalf of investment advisory clients (Managed Accounts) and reported shared voting and dispositive power of 1,856,795 shares of our common stock currently held by Northern Right QP and NRC, which includes 720,003 shares of our common stock issuable upon conversion of the Convertible Notes to Northern Right and NRC. Northern Right QP reported sole voting and dispositive power over 1,424,793 shares of our common stock, which includes 288,001 shares of our common stock issuable upon the conversion of the Convertible Notes. NRC reported sole voting and dispositive power over 432,000 shares of our common stock, which includes 432,000 shares of our common stock issuable upon the conversion of the Convertible Notes. BCA and Mr. Drapkin reported shared voting and dispositive power over 4,058,800 shares of our common stock, which includes 1,656,008 shares of our common stock issuable upon conversion of the Convertible Notes. In addition to the information furnished in the aforementioned Schedule 13D/A filed with the SEC on March 2, 2020, on July 1, 2020, we issued additional Convertible Notes as interest payments on our Convertible Notes (Additional Convertible Notes). The 4,087,555 shares listed in the table above includes an additional 28,755 shares of our common stock issuable upon the conversion of the Additional Convertible Notes.

(13)

Based solely on information furnished in a Schedule 13D/A filed with the SEC on May 20, 2019, jointly by MAST Capital and David J. Steinberg. MAST Capital reported beneficial ownership of 2,000,000 shares of our common stock (as to which it has shared voting and dispositive power). Mr. Steinberg reported beneficial ownership of 2,064,584 shares of our common stock, with shared voting and dispositive power over 2,000,000 of such shares and sole voting and dispositive power over 64,584 of such shares. On September 18, 2017, we entered into a warrant agreement with MAST Capital under which MAST Capital or its designees could acquire up to 420,000 shares of our common stock. On July 17, 2018, MAST Capital exercised its warrant in full. On July 23, 2018, such 420,000 shares were issued to Mast Admiral Master Fund LP.

(14)

Based solely on information furnished in a Schedule 13G/A filed with the SEC on February 13, 2020, jointly by Cove Street Capital, LLC and Jeffrey Bronchick in which Cove Street Capital, LLC reported beneficial ownership of 1,739,398 shares (as to which it has shared voting and dispositive power). Mr. Bronchick reported beneficial ownership of 1,774,788 shares, which included 35,390 shares as to which he has sole voting and dispositive power and 1,739,398 shares as to which he has shared voting and dispositive power.

(15)

Based on information furnished in a Schedule 13D/A filed with the SEC on March 3, 2020, jointly by Long Ball Partners, LLC (Long Ball), ICAM, the managing member and investment manager of Long Ball, and Jason Reese, the Chairman and Chief Executive Officer of ICAM and portfolio manager of Long Ball. Each of Long Ball, ICAM and Mr. Reese reported beneficial ownership of 4,163,098 shares of our common stock (as to which each claims sole voting and dispositive power), which includes 1,843,211 shares of our common stock issuable upon the conversion of the Convertible Notes. Based on information furnished in Form 4s filed with the SEC on May 26, 2020 and June 1, 2020, jointly by Long Ball, ICAM and Mr. Reese, the 4,204,524 shares of our common stock listed in the table above, includes an aggregate of 9,425 shares of our common stock purchased after the Schedule 13D/A filed with the SEC on March 3, 2020.  In addition to the information furnished in the aforementioned Schedule 13D/A filed with the SEC on March 3, 2020, on July 1, 2020, we issued Additional Convertible Notes. The 4,204,524 shares of our common stock listed in the table above includes an additional 32,001 shares of our common stock issuable upon the conversion of the Additional Convertible Notes. The above also includes 2,329,312 shares held in a margin account.

(16)

Based on information furnished in a Schedule 13G filed with the SEC on March 5, 2020, jointly by PC Elfun LLC, Pine Crest Capital LLC, Michael Hughes and Daniel J. Hopkins in which each reported beneficial ownership of 2,520,016 shares of our common stock (as to which each claims shared voting and dispositive power), which includes 2,520,016 shares of our common stock issuable upon the conversion of the Convertible Notes. In addition to the information furnished in the aforementioned Schedule 13G filed with the SEC on March 5, 2020, on July 1, 2020, we issued Additional Convertible Notes. The 2,563,767 shares of our common stock listed in the table above includes an additional 43,751 shares of our common stock issuable upon the conversion of the Additional Convertible Notes.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

SEC rules require us to disclose certain transactions involving more than $120,000 in which we are a participant and any of our directors, nominees as directors or executive officers, or any member of their immediate families, has or will have a direct or indirect material interest. The charter of our Audit Committee requires the committee to review and approve or ratify any such “related person transaction” that is required to be disclosed. Except as disclosed in this report, there were no transactions or proposed transactions requiring review during fiscal 2020.

On September 7, 2018, we, through our wholly-owned subsidiary DME Holdings, acquired an 80.1% equity interest in DME Inc., an entity formed to acquire and combine Valley Healthcare Holding, LLC and Northwest Medical, Inc. In connection with the acquisition, DME Holdings, Corbel Capital Partners SBIC, L.P., NWMI Manager LLC and Valley Healthcare Holdings, LLC entered into a transaction agreement. The Chairman of our Board, Jeffrey S. Serota, serves as Vice Chairman to Corbel Capital Partners, an affiliate of Corbel Capital Partners SBIC, L.P. Corbel Capital Partners SBIC, L.P. contributed partial funding of the $63.6 million transaction purchase price pursuant to a term loan in an aggregate principal amount of $25 million. As part of the consideration for the transaction, Corbel Capital Partners SBIC, L.P. received a 9.95% non-controlling interest in DME Inc. as well as $5.0 million of preferred stock in DME Holdings. During the year ended June 30, 2019, this preferred stock was redeemed at its face value. In addition, the transaction agreement provided for up to $1.0 million in contingent consideration payments to Corbel Capital Partners SBIC, L.P. During the year ended June 30, 2019, we paid $0.3 million in partial satisfaction of this obligation.

On June 12, 2019, we, through our majority-owned subsidiary, DME Inc., acquired certain assets and liabilities of Midwest Respiratory Care, Inc. In conjunction with the acquisition, Corbel Capital Partners SBIC, L.P. contributed partial funding of the $6.3 million transaction purchase price consisting of $0.3 million in equity and additional term loans in an aggregate principal amount of $3.5 million.

On February 26, 2020, we issued $30 million aggregate principal amount of the Convertible Notes. Funds managed by ICAM and Northern Right, significant stockholders of the Company, and Mr. Scheyer’s affiliated trusts, each purchased the Notes.

Director Independence

Our Board determines the independence of our directors by applying the independence principles and standards established by Nasdaq. These provide that a director is independent only if our Board affirmatively determines that the director has no direct or indirect material relationship with the Corporation that would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. They also identify various relationships that preclude a determination of director independence. Material relationships may include commercial, industrial, consulting, legal, accounting, charitable, family and other business, professional and personal relationships.

Applying these standards, our Board annually reviews the independence of our directors and director nominees. In its most recent review, our Board considered, among other things, the absence of any employment relationships between the Corporation and its current directors and nominees (other than Peter A. Reed) and their immediate family members; the absence of any of the other specific relationships that would preclude a determination of independence under the Nasdaq independence rules; the absence of any affiliation of our directors and their immediate family members with our independent registered public accounting firm, compensation consultants, legal counsel, and investment bankers; and the absence of any transactions with directors and members of their families that would require disclosure in our proxy statement under SEC rules regarding related person transactions (other than as described herein).

Based upon this review, our Board has affirmatively determined that each of our non-employee directors, except for Messrs. Reese and Serota, is independent. The independent directors are:

Matthew A. Drapkin	James H. Hugar	Eric J. Scheyer
Thomas S. Harbin III	James P. Parmelee

Item 14.  Principal Accountant Fees and Services.

The following table presents aggregate fees billed to us for services rendered by Grant Thornton and Deloitte for the fiscal years ended June 30, 2020 and June 30, 2019, respectively.

	Year Ended June 30,
(in thousands)	2020	2019
Audit Fees:
Audit services, statutory audits, quarterly reviews and 1933 Act filings	$765	$1,650
Audit-Related Fees:
Accounting Consultation	-	-
Tax Fees:
Income tax compliance and consulting	-	-
All Other Fees: (including financial information systems design and implementation)	-	-
Total fees	$765	$1,650

Audit Committee Pre-Approval Policies and Procedures. Among its other duties, our Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. Our Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of our Audit Committee is requested. Our Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent auditor. On a periodic basis, management reports to our Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All services performed by Grant Thornton and Deloitte for fiscal years 2020 and 2019, respectively, were approved in accordance with our Audit Committee’s pre-approval guidelines.

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

2.2

Asset Purchase Agreement, dated as of November 3, 2016, by and between GECC GP Corp. and MAST Capital Management LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 9, 2016)

2.3

Contract of Purchase and Sale, dated as of March 6, 2018, by and between IT Fort Myers Holdings LLC and Great Elm FM Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on March 6, 2018)

2.4

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

4.4	Form of 5.0% Convertible Senior PIK Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 2, 2020)

4.5

Registration Rights Agreement, dated as of February 26, 2020, by and between the Registrant and certain accredited investors party thereto (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on March 2, 2020)

4.6	Description of Securities

10.1

Investment Management Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No.  814-01211))

Exhibit No.	Description

10.2

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No.  814-01211))

10.3

Profit Sharing Agreement, dated as of November 3, 2016, by and between Great Elm Capital Management, Inc. and GECC GP Corp. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 9, 2016)

10.4	Senior Secured Note, dated November 3, 2016, by GECC GP Corp. in favor of MAST Capital Management LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on November 9, 2016)

10.5	Form of Performance Stock Award (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 9, 2016) (1)

10.6	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.16 to Form 10-K filed on September 28, 2001) (1)

10.7	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 12, 2004) (1)

10.8	Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014) (1)

10.9	Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012) (1)

10.10

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

10.12

Form of Notice of Restricted Stock Bonus Grant and Form of Restricted Stock Bonus Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 4, 2009 (File No.  333-163480)) (1)

10.13	Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Proxy Statement filed on September 20, 2018) (1)

10.14	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016) (1)

10.15

Registration Rights Agreement, dated as of September 13, 2016, by and among the Registrant and the holders named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 14, 2016)

10.16	Offer Letter, dated September 18, 2017, from the Registrant to Peter A. Reed (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 20, 2017) (1)

10.17	Form of Amended and Restated Notice of Performance Stock Award (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on September 20, 2017) (1)

10.18	Amended and Restated Great Elm Capital Management Performance Bonus Plan, dated February 6, 2019, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2019) (1)

10.19

Amended and Restated Senior Secured Note, dated September 18, 2017, by and between GECC GP Corp. and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on September 20, 2017)

Exhibit No.	Description
10.20

Share Registration Agreement, dated September 18, 2017, by and between the Registrant and MAST Capital Management, LLC (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on September 20, 2017)

10.21

Share Registration Agreement, dated September 18, 2017, by and between the Registrant and Northern Right Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on September 20, 2017)

10.22	Letter Agreement, dated September 18, 2017, by and between Great Elm Capital Management, Inc. and GECC GP Corp. (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on September 20, 2017)

10.23	Offer Letter, dated March 31, 2018, by and between the Registrant and Adam M. Kleinman (incorporated by reference to Exhibit 10.41 to the Form 10-K filed on September 13, 2018) (1)

10.24	Offer Letter, dated May 9, 2019, by and between the Registrant and Brent J. Pearson (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 10, 2019) (1)

10.25

Securities Purchase Agreement, date as of February 26, 2020, by and between the Registrant and certain accredited investors party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 2, 2020)

16.1	Letter from Deloitte & Touche LLP, dated November 18, 2019 (incorporated by reference to Exhibit 16.1 to the Form 8-K filed on November 18, 2019)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.3	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited financial statements of Great Elm Capital Corp. (incorporated by reference to the registration statement on Form N-2 filed on August 27, 2020 by Great Elm Capital Corp. (File No. 333-239839))

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 17, 2020.

GREAT ELM CAPITAL GROUP, INC.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 17, 2020.

Signature	Title

/s/ Peter A. Reed	Chief Executive Officer and Director
Peter A. Reed	(Principal Executive Officer)

/s/ Brent J. Pearson	Chief Financial Officer & Chief Accounting Officer
Brent J. Pearson	(Principal Financial and Accounting Officer)

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ Thomas S. Harbin III	Director
Thomas S. Harbin III

/s/ James H. Hugar	Director
James H. Hugar

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Jason W. Reese	Director
Jason W. Reese

/s/ Eric J. Scheyer	Director
Eric J. Scheyer

/s/ Jeffrey S. Serota	Director
Jeffrey S. Serota

Report of Independent Registered PUBLIC Accounting Firm

Board of Directors and Shareholders

Great Elm Capital Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Great Elm Capital Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020, the related consolidated statements of operations, stockholders’ equity and contingently redeemable non-controlling interest, and cash flows for the year ended June 30, 2020, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

September 17, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Great Elm Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Great Elm Capital Group, Inc. and subsidiaries (the "Company") as of June 30, 2019, and the related consolidated statements of operations, stockholders’ equity and contingently redeemable non-controlling interest, and cash flows for the year ended June 30, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 27, 2019

We began serving as the Company’s auditor in 2017.  In fiscal year 2020 we became the predecessor auditor.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$40,519	$12,122
Restricted cash	846	708
Accounts receivable	7,991	8,832
Related party receivables	1,059	1,421
Investments, at fair value (cost $30,279 and $30,000, respectively)	8,705	17,110
Inventories	1,470	1,336
Prepaid and other current assets	738	871
Total current assets	61,328	42,400
Real estate assets, net	53,188	54,411
Property and equipment, net	1,410	1,367
Equipment held for rental, net	7,483	9,140
Identifiable intangible assets, net	15,129	17,576
Goodwill	50,010	50,397
Right of use assets	5,392	6,239
Other assets	1,505	1,196
Total assets	$195,445	$182,726
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,007	$5,158
Accrued expenses and other liabilities	3,565	3,072
Deferred revenue	5,652	879
Related party payables	-	1,940
Current portion of lease liabilities	1,617	1,423
Current portion of long term debt	6,221	2,159
Current portion of related party notes payable	1,418	2,066
Current portion of equipment financing debt	2,034	1,371
Total current liabilities	25,514	18,068
Lease liabilities, net of current portion	4,060	5,110
Long term debt, net of current portion	52,781	61,635
Related party notes payable, net of current portion	26,485	28,302
Convertible Notes (face value $30,521, including $13,277 held by related parties)	17,444	-
Equipment financing debt, net of current portion	196	104
Other liabilities	395	513
Total liabilities	126,875	113,732
Commitments and Contingencies (Note 18)
Contingently redeemable non-controlling interest	3,890	3,912
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,217,380 shares issued and 25,529,534 outstanding at June 30, 2020; and 26,086,086 shares issued and 25,352,989 outstanding at June 30, 2019	26	25
Additional paid-in-capital	3,318,117	3,305,415
Accumulated deficit	(3,257,349)	(3,244,374)
Total Great Elm Capital Group, Inc. stockholders' equity	60,794	61,066
Non-controlling interests	3,886	4,016
Total stockholders' equity	64,680	65,082
Total liabilities, non-controlling interest and stockholders' equity	$195,445	$182,726
The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data

	For the years ended June 30,
	2020	2019
Revenues:
Durable medical equipment sales and services revenue	$34,213	$27,298
Durable medical equipment rental income	21,449	14,582
Investment management revenues	3,332	3,841
Real estate rental income	5,104	5,459
Total revenues	64,098	51,180

Operating costs and expenses:
Cost of durable medical equipment sold and services	15,055	11,463
Cost of durable medical equipment rentals (includes depreciation expense of $8,267 and $5,550, respectively)	9,105	5,798
Durable medical equipment other operating expenses (net of CARES Act stimulus of $5,069 and $0, respectively)	25,921	20,127
Investment management expenses	2,104	4,025
Real estate expenses	544	884
Depreciation and amortization	4,237	3,683
Selling, general and administrative	6,465	9,504
Total operating costs and expenses	63,431	55,484
Operating income (loss)	667	(4,304)
Dividends and interest income	2,124	2,565
Unrealized loss on investment in GECC	(8,684)	(1,062)
Interest expense	(7,195)	(6,250)
Other income, net	5	1
Loss from continuing operations, before income taxes	(13,083)	(9,050)
Income tax (expense)/ benefit	(44)	2,182
Loss from continuing operations	(13,127)	(6,868)
Discontinued operations:
Income from discontinued operations, net of tax	-	3,736
Net loss	$(13,127)	$(3,132)
Less: net loss attributable to non-controlling interest	(152)	(224)
Net loss attributable to Great Elm Capital Group	$(12,975)	$(2,908)
Basic income (loss) per share
Continuing operations	$(0.51)	$(0.26)
Discontinued operations	-	0.15
Net income (loss)	$(0.51)	$(0.11)
Diluted income (loss) per share from:
Continuing operations	$(0.51)	$(0.26)
Discontinued operations	-	0.15
Net income (loss)	$(0.51)	$(0.11)
Weighted average shares outstanding
Basic	25,418	25,210
Diluted	25,418	25,210

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTEREST

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2018	24,719	$25	$3,302,886	$(3,238,547)	$64,364	$222	$64,586	$-
Net loss	-	-	-	(2,908)	(2,908)	(171)	(3,079)	(53)
Adoption of accounting standard (Note 2)	-	-	-	(2,919)	(2,919)	-	(2,919)	-
Acquisition of Great Elm DME, Inc.	-	-	-	-	-	3,632	3,632	3,632
Acquisition of Midwest Respiratory Care, Inc.	-	-	-	-	-	333	333	333
Issuance of common stock related to warrants exercise	420	0	1,409	-	1,409	-	1,409	-
Issuance of common stock related to vesting of restricted stock	171	0	0	-	0	-	0	-
Issuance of common stock related to stock options exercise	44	0	142	-	142		142
Stock-based compensation	-	-	978	-	978	-	978	-
BALANCE, June 30, 2019	25,353	25	3,305,415	(3,244,374)	61,066	4,016	65,082	3,912
Net loss	-	-	-	(12,975)	(12,975)	(130)	(13,105)	(22)
Issuance of common stock related to restricted stock	177	1	-	-	1	-	1	-
Issuance of convertible notes	-	-	12,154	-	12,154	-	12,154	-
Stock-based compensation	-	-	548	-	548	-	548	-
BALANCE, June 30, 2020	25,530	$26	$3,318,117	$(3,257,349)	$60,794	$3,886	$64,680	$3,890

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the years ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,127)	$(3,132)
Net income from discontinued operations	-	(3,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,504	9,233
Stock-based compensation	548	978
Unrealized loss on investments	8,684	1,062
Stock dividends received from GECC	(279)	-
Non-cash interest and amortization of debt issuance costs	1,718	877
Deferred tax benefit related to continuing operations	36	(2,266)
Other non-cash expense, net	1,453	1,170
Gain on sale of equipment held for rental	(932)	(399)
Change in fair value of contingent consideration	(1,135)	469
Changes in operating assets and liabilities:
Related party receivable	362	(83)
Accounts receivable	841	(2,811)
Inventories	(134)	62
Prepaid assets, deposits, and other assets	(681)	(225)
Operating leases	(1,462)	(1,075)
Related party payable	(805)	804
Deferred revenues	4,773	879
Accounts payable, accrued liabilities and other liabilities	1,027	(529)
Net cash provided by operating activities - continuing operations	13,391	1,278
Net cash provided by operating activities - discontinued operations	-	1,413
Net cash provided by operating activities	13,391	2,691
Cash flows from investing activities:
Proceeds from settlement with seller	355	-
Acquisition of business, net of cash acquired	-	(48,124)
Purchases of equipment held for rental	(8,110)	(6,848)
Proceeds from sale of equipment held for rental	1,800	878
Purchases of property and equipment	(737)	(809)
Proceeds from sale of property and equipment	60	-
Net cash used in investing activities - continuing operations	(6,632)	(54,903)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(6,632)	(54,903)

GREAT ELM CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the years ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds on revolving line of credit	2,550	6,625
Principal payments on revolving line of credit	(6,050)	-
Principal payments on long term debt	(2,159)	(2,069)
Principal payments on note payable to seller	(2,552)	-
Principal payments on related party notes payable	-	(768)
Proceeds from related party notes payable	-	19,855
Principal payments on equipment financing	(2,857)	(167)
Proceeds from equipment financing	3,612	1,643
Proceeds from convertible notes	30,000	-
Debt financing costs	(768)	(488)
Redemption of preferred stock of subsidiary	-	(5,052)
Contingent consideration payment	-	(295)
Proceeds from issuance of common stock, gross	-	1,551
Proceeds from funding by non-controlling interest	-	667
Net cash provided by financing activities - continuing operations	21,776	21,502
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	21,776	21,502
Net increase (decrease) in cash, cash equivalents and restricted cash	28,535	(30,710)
Cash, cash equivalents and restricted cash at beginning of year	12,830	43,540
Cash, cash equivalents and restricted cash at end of year	$41,365	$12,830

Cash paid for interest	$3,540	$4,537

Non-cash investing and financing activities
Deferred financing costs incurred but not yet paid	$397	$-
Assumption of borrowings in connection with acquisition	-	9,275
Issuance of non-controlling interests in subsidiary in connection with acquisition	-	7,264
Preferred stock issued to seller in acquisition	-	5,266
Preferred stock cancelled and forfeited	-	215
Contingent consideration issued in connection with acquisition	-	961
Lease liabilities and right of use assets arising from operating leases	607	1,445

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

	June 30, 2020	June 30, 2019
Cash and cash equivalents	40,519	12,122
Restricted cash	846	708
Cash, cash equivalents and restricted cash	41,365	12,830

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Great Elm Capital Group, Inc. (referred to as the Company) is a holding company incorporated in Delaware.  The Company currently has three business operating segments: durable medical equipment, investment management and real estate, with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company is pursuing business development opportunities in durable medical equipment, investment management, real estate and other industries.

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc., a Delaware corporation (GECM), entered into an investment management agreement (the IMA) with Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (GECC).

On November 3, 2016, Full Circle Capital Corporation merged with and into GECC (the Merger), and GECM hired the employees of MAST Capital Management, LLC, a Delaware limited liability company (MAST Capital), to manage the assets of GECC.  Certain funds managed by MAST Capital own approximately 7.8% of the Company’s common stock.  Through the Company’s 80.1% owned subsidiary, GECC GP Corp. (GP Corp.), the Company acquired assets and assumed related liabilities associated with the on-going operations of GECM.  Approximately 5% of the 19.9% non-controlling interest of GP Corp. is owned by MAST Capital, and its affiliates and officers.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc., Great Elm FM Acquisition, Inc., DME Holdings and Great Elm DME Manager, LLC.  Majority-owned subsidiaries include GP Corp., Great Elm FM Holdings, Inc., CRIC IT Fort Myers, LLC and DME Inc. and its seven wholly-owned subsidiaries.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  The most important of these estimates and assumptions relate to revenue recognition, recognition of rental income, the valuation of excess and obsolete inventories, depreciable lives of equipment, impairment of long lived tangible and intangible assets, valuation allowance for deferred tax assets, fair value measurements including stock-based compensation and contingent consideration, estimates associated with the application of acquisition accounting, and the value of lease liabilities and corresponding right to use assets.  Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Deferred revenue of $879 was previously reported within accrued expenses and other liabilities on the consolidated balance sheets on the Form 10-K for the year ended June 30, 2019.  This has been reclassified to deferred revenue in the consolidated balance sheets to conform to current period presentation.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations and consolidated statements of comprehensive income (loss).

Segments

The Company has three business operating segments: durable medical equipment, investment management and real estate, with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

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

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the patient customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $4.8 million and $3.4 million as of June 30, 2020 and 2019, respectively.  The Company recognized a reduction to revenue of $4.7 million and $1.7 million related to such constraints during the years ended June 30, 2020 and 2019.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the year ended June 30, 2020 relating to prior periods.  Changes in variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of June 30, 2020 the Company had unbilled receivables of approximately $0.5 million that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement, but are not currently billed and are therefore contract assets.  Such contract assets are included in accounts receivable in the consolidated balance sheets.

Investments and Restricted Investments

Investments and restricted investments consist of shares in Great Elm Capital Corp. (GECC), which is carried at fair value.  Restricted investments would represent a portion of the Company’s investment in GECC, which has been contributed as part of a required capitalization for an outstanding obligation.  As of June 30, 2020, there were no outstanding obligations which would require the restriction of any investment.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.

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

Within the durable medical equipment businesses, the Company capitalizes the cost of equipment predominantly leased out to patient customers within equipment held for rental, net.  These purchases are classified as cash outflows from investing activities when they are paid.  The Company capitalizes the cost of equipment predominantly sold to patient customers within inventories.  These purchases are classified as cash outflows from operating activities when they are paid.  A portion of equipment recorded within equipment held for rental, net, could ultimately be sold.  A portion of equipment recorded within inventories could ultimately be leased.  Management is not able to accurately project the ultimate use of equipment, which in many cases is determined by Payor reimbursement terms, and has therefore adopted the above stated policy.

Management has estimated the useful lives of equipment leased to customers where title ultimately transfers to customers (e.g., capped rentals, typically 13 months with title transfer) based upon an analysis of ultimate disposition of rental equipment, some of which is returned to the Company and either re-leased or sold.

The Company recognizes depreciation in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives, which considers the term of lease for any leased assets.  The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset.  The Company charges expenditures for maintenance and repairs to operations in the periods incurred.  When assets are sold, the asset and accumulated depreciation are eliminated, and a gain or loss is recognized in operating income.

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

Inventories

Inventories, which principally consist of durable medical equipment and related supplies that are predominantly sold, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.  The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments or other economic factors.  The Company bases its provisions for excess, expired and obsolete inventory primarily on purchasing activity and usage.  A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future.  As the Company purchases all of its inventories, all inventories are categorized as finished goods.  There were no significant write-offs during the year ended June 30, 2020.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations.  Goodwill is not amortized for GAAP purposes. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  We perform our annual impairment test on the first day of the fiscal fourth quarter, or as required when impairment triggering events are identified.

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

Leases and Right of Use Assets

We determine if an arrangement is a lease at inception.  As of June 30, 2020, all of our leases are operating leases.  Operating leases are included in right of use assets (ROU), current portion of lease liabilities and lease liabilities net of current portion in the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  We use the implicit rate when readily determinable.  The ROU assets also include any lease payments made and adjustments recorded in acquisition accounting.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for operating leases is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, primarily consisting of common area maintenance charges, and have elected the practical expedient to account for lease and non-lease components together as a single lease component.

At June 30, 2020, the majority of our lease liabilities and ROU assets were acquired with the durable medical equipment businesses as discussed in Note 4 – Acquisitions.

Cost of Durable Medical Equipment Sold and Services

Cost of durable medical equipment sold and services is comprised of costs included in inventory for medical equipment sold and direct costs associated with providing sleep study services, including staff to perform the studies and supplies used in the studies.

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

Investment Management Expenses

The Company classifies all direct expenses of its investment management segment including: payroll, stock-compensation, and related taxes and benefits; facilities costs; and consulting; in investment management expenses in the accompanying consolidated statements of operations.  The Company had a three year contractual arrangement through November 2019 with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.  This arrangement was not renewed upon expiration.

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

Depreciation and Amortization

The Company has separately presented depreciation and amortization expense, except for depreciation expense which is included in cost of durable medical equipment rentals as described above.  Such depreciation and amortization expense is based on the estimated useful lives of the underlying assets.

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

Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the years ended June 30,
(in thousands except per share amounts)	2020	2019
Loss from continuing operations	$(13,127)	$(6,868)
Income from discontinued operations, net of tax	-	3,736
Net loss	$(13,127)	$(3,132)
Less: net loss attributable to non-controlling interest	(152)	(224)
Net loss attributable to Great Elm Capital Group	$(12,975)	$(2,908)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	25,418	25,210
Weighted average shares used in computing income (loss) per share	25,418	25,210
Basic and diluted income (loss) per share from:
Loss from continuing operations	$(0.51)	$(0.26)
Income from discontinued operations	-	0.15
Net loss	$(0.51)	$(0.11)

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents.  As of June 30, 2020 the Company had 12,206,044 potential shares of common stock, including 8,790,049 shares of common stock issuable upon the conversion of the Company’s convertible notes, that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive.  As of June 30, 2019, the Company had 3,438,353 potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive.

As of June 30, 2020 and 2019, the Company had an aggregate of 732,909 issued shares that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

Concentration of Risk

The Company’s net investment revenue and receivables from continuing operations are attributable to the management of one investment vehicle, GECC.  GECC is a related party based on the Company owning approximately 19.6% of its outstanding common stock as of June 30, 2020.  See Note 5 – Related Party Transactions.

The Company’s real estate rental revenue from continuing operations is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the years ended June 30,
	2020	2019
Government Payor A	30%	28%
Government Payor B	*	11%
Third-party Payor C	11%	*

* Not a significant concentration.

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of June 30,
	2020	2019
Government Payor A	23%	20%
Government Payor B	*	16%
Third-party Payor C	10%	12%

* Not a significant concentration.

Recently Issued Accounting Standards

Fair Value Measurements  In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  The Company early adopted the eliminated and modified disclosures of ASU 2018-13 during the three months ended September 30, 2018 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.  The Company has deferred adoption of the supplemental disclosures until the effective date.  The supplemental disclosures relate to level 3 fair value measurements, and the impact to our financial statements upon adoption is not expected to be significant as we do not have significant level 3 fair value measurements.

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

Reference Rate Reform In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the United Kingdom Financial Conduct Authority which announced the desire to phase out the use of London Interbank Offered Rate (LIBOR) by the end of 2021.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  If LIBOR ceases to exist, we may need to renegotiate outstanding notes payable outstanding which extend beyond 2021 with the respective counterparties.  Adoption of the provisions in ASU 2020-04 are optional and effective from March 12, 2020 through December 31, 2022.  The Company is considering the optionality of ASU 2020-04 and is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

Accounting for Convertible Instruments  In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models.  Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features.  Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate.  In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method.  The guidance in this ASU are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years.  Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3.	Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the years ended June 30,
(in thousands)	2020	2019
Product and Services Revenue
Investment Management
Management Fees	$2,793	$2,956
Administration Fees	539	885
	3,332	3,841
Durable Medical Equipment
Equipment Sales	28,934	22,400
Service Revenues	5,279	4,898
	34,213	27,298

Total product and services revenue	$37,545	$31,139

Rental Revenues
Real Estate
Rental Income	5,104	5,459
Durable Medical Equipment
Medical Equipment Rental Income	21,449	14,582
Total rental revenue	26,553	20,041

Total	$64,098	$51,180

Revenue Accounting Under Topic 606

In determining the appropriate amount of revenue to be recognized under FASB Accounting Standards Codification Topic 606, Revenues, (Topic 606), the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfies each performance obligation.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  During the year ended June 30, 2020, the Company recorded changes in estimates relating to prior periods of $0.3 million of incremental revenue constraints.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not incur contract acquisition costs.  The Company generally does not have any partially or unfilled performance obligations related to contracts with customers.  However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the 2019 Novel Coronavirus (COVID-19) pandemic.  These advanced payments will begin to be recouped against the Company’s future Medicare and Medicaid claims.  These amounts are included within deferred revenue on the consolidated balance sheet.  The Company has no other contract liabilities as of June 30, 2020 or 2019.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled sales and service revenue recognized is based on historical trends and estimates of future collectability.  As of June 30, 2020 and 2019, net unbilled sales and service revenue is approximately $0.3 million and $0.5 million, respectively, and is included in accounts receivable.

Investment Management Revenue

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer.  Investment management revenue primarily consists of fees based on a percentage of assets under management, fees based on the performance of managed assets, and administrative fees.  Fees are based on agreements with each investment products and may be terminated at any time by either party subject to the specific terms of each respective agreement.

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  As of June 30, 2020, there is $8.5 million in incentive fees which have been earned per the terms of the investment management agreements but not recorded as they are still subject to the constraints described above.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the year ended June 30, 2020, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $1.3 million and $0.9 million as of June 30, 2020 and 2019, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of June 30, 2020 and 2019, net unbilled rental revenue is approximately $0.2 million and $0.2 million, respectively, and is included in accounts receivable.

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

The acquisition date fair value of the consideration transferred is summarized in the following table:

(in thousands)	Amount
Cash	$25,321
Net working capital adjustment	(254)
Increase in note payable to seller(1)	16,500
Debt assumed	9,275
Preferred stock in DME Holdings	5,266
Contingent consideration	961
Total Consideration	$57,069
(1)	Included in related party note payable on the consolidated balance sheet.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	As Previously Reported(1)	Adjustment	As Adjusted
Accounts receivable	$6,021	$-	$6,021
Inventories	1,405	-	1,405
Other assets	503	-	503
Fixed assets	852	-	852
Equipment held for rent	7,947	-	7,947
Goodwill	44,741	36	44,777
Tradename	8,800	-	8,800
Non-compete agreements	1,260	(80)	1,180
Right of use asset	4,205	-	4,205
Current liabilities	(5,955)	-	(5,955)
Operating lease liabilities	(4,285)	-	(4,285)
Deferred tax liabilities	(1,160)	44	(1,116)
Non-controlling interest	(7,265)	-	(7,265)
Net Assets Acquired	$57,069	$-	$57,069
(1)	As reported in our Form 10-K for the year ended June 30, 2019.

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

The $1.1 million of deferred tax liabilities relates primarily to identifiable intangible assets fair valued in purchase accounting that have no tax basis, as well as temporary differences of other acquired assets and liabilities.  The corresponding reduction of the valuation allowance of the Company of $0.9 million directly attributable to the transaction was recognized as a benefit to the income tax provision in the year ended June 30, 2019.

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

(in thousands)	For the year ended June 30, 2019
Revenues	$59,529
Net loss	(2,946)
Net loss attributable to Great Elm Capital Group	(2,397)

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

Acquisition of Midwest Respiratory Care, Inc. Assets and Liabilities

In June 2019, through its majority-owned subsidiary, DME Inc., the Company acquired certain assets and liabilities of Midwest related to its durable medical equipment business which specializes in the distribution of sleep and respiratory care equipment, including positive air pressure equipment and supplies, ventilators, and oxygen equipment.  The medical distribution business operates in Nebraska, Kansas and Iowa.  The acquisition is accounted for as a business combination.  The Company expects to achieve synergies and costs reductions through integrating these operations into our existing durable medical equipment operations.  Operating results of the acquired businesses have been included in the consolidated statements of operations since June 12, 2019.

On the date of Acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values.  The assessment of fair value initially reported, as of June 30, 2019, was preliminary as the Company had not finalized its fair value estimates.

During the year ended June 30, 2020, the Company obtained and considered additional information related to the assets acquired and liabilities assumed including the final negotiation of escrow holdbacks with the seller, which resulted in the return to $0.4 million of consideration to the Company. In consideration of this additional information, the Company recorded measurement period adjustments to the allocation of the purchase price noted below.

The acquisition date fair value of the cash consideration transferred was $6.0 million, of which $3.4 million was funded by additional debt under our existing Corbel Facility and $0.7 million was contributed by the non-controlling interests in DME Inc. on a pro rata basis with the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	As Previously Reported(1)	Adjustment	As Adjusted
Inventories	$7	$-	$7
Other assets	1	-	1
Fixed assets	52	-	52
Equipment held for rent	447	69	516
Goodwill	5,656	(423)	5,233
Non-compete agreements	180	-	180
Right of use asset	238	-	238
Operating lease liabilities	(238)	-	(238)
Net Assets Acquired	$6,343	$(354)	$5,989
(1)	As reported in our Form 10-K for the year ended June 30, 2019.

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

The $5.2 million of goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired business.  None of the goodwill is expected to be deductible for income tax purposes.

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

(in thousands)	For the year ended June 30, 2019
Revenues	$54,520
Net loss	(2,165)
Net loss attributable to Great Elm Capital Group	(2,113)

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

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at June 30, 2020 Corbel received preferred stock of DME Holdings and a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 11 - Borrowings for additional information on the Corbel Facility and Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Additionally, the Company has a contingent liability to the sellers for $0.0 million as of June 30, 2020.  During the year ended June 30, 2019, the Company made payments of $0.3 million to the sellers as part of the contingent consideration.  During the year ended June 30, 2020, the were no payments made as part of the contingent consideration and the fair value of the outstanding contingent consideration was reduced to zero.  See Note 8 – Fair Value Measurements for additional details.

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

Investment Management

The Company’s wholly-owned subsidiary, GECM, has agreements to provide administrative services and manage the investment portfolio for GECC and other investment products.  Under these agreements, GECM receives administrative fees, management fees based on the managed assets (other than cash and cash equivalents) and incentive fees based on the performance of those assets.  See Note 3 – Revenue for additional discussions of the fee arrangements.

All of the Company’s investment management revenue recognized for the periods presented was generated from the management and administration of GECC.  Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of GECC.  See Note 8 – Fair Value Measurements.

The Company pays certain expenses on behalf of the managed investment products which are expected to be reimbursed.  Such amounts are included in related party receivables on the balance sheet.

The following tables summarize activity and outstanding balances between the managed investment products and the Company.

	For the years ended June 30,
(in thousands)	2020	2019
Change in unrealized loss on investment in GECC	$(8,684)	$(1,062)
GECC dividend income	2,068	2,431

	As of As of June 30,
(in thousands)	2020	2019(1)
Dividends receivable from GECC	$170	$206
Investment management revenues receivable	746	1,067
Receivable for reimbursable expenses paid	158	147
(1)

Amounts related to receivable for reimbursable expenses paid were previously reported within investment management revenues receivable in the prior year.  These have been reclassified to receivable for reimbursable expenses paid to conform to our current year presentation.

Outstanding receivables are included in related party receivables in the consolidated balance sheets.

The Company owns approximately 19.6% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through June 30, 2020; correspondingly, no profits were available to GP Corp. under the Profit Sharing agreement.  Certain employees of the Company have a non-controlling interest in GP Corp.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEOGP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  As the general partner, GEOGP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEOGP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through June 30, 2020 no incentive allocations have been made to GEOGP.

MAST Capital Management, LLC (MAST Capital) is the beneficial owner of approximately 7.8% of the Company’s outstanding common stock as of June 30, 2020 and holds the GP Corp. Note.  See Note 11 - Borrowings for additional discussion of the GP Corp. Note.

Real Estate

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in Great Elm FM Holdings, Inc. (GE FM Holdings).  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.

6.	Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	June 30, 2020	June 30, 2019
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(2,837)	(1,614)
Net carrying amount	$53,188	$54,411

Property and Equipment
Leasehold improvements	$858	$774
Vehicles	237	239
Computer equipment and software	277	187
Furniture and fixtures	417	331
Sleep study equipment	589	232
	2,378	1,763
Accumulated depreciation	(968)	(396)
Net carrying amount	$1,410	$1,367

Medical Equipment Held for Rental
Medical equipment held for rental	$13,828	$13,294
Accumulated depreciation	(6,345)	(4,154)
Net carrying amount	$7,483	$9,140

The following table reconciles depreciation expense included in the following lines of the consolidated statements of operations to total depreciation expense for each period presented.

	For the years ended June 30,
(in thousands)	2020	2019
Depreciation and amortization	$1,870	$1,619
Cost of durable medical equipment rentals	8,267	5,550
Total depreciation expense	$10,137	$7,169

7.	Lessor Operating Leases

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

Real Estate Leases

The Company’s majority-owned subsidiary CRIC IT Fort Myers LLC (Property Owner) owns a fee simple interest in two Class A office buildings, Gartner I and Gartner II (collectively, the Property).  The Property is fully leased, on a triple net basis, to Gartner, Inc. (Gartner) until March 31, 2030, which may be extended at the option of Gartner in accordance with the terms of the lease.  The Gartner I lease contains two five-year extensions and the Gartner II lease contains three five-year extensions (collectively, the Leases).  Under the terms of the Leases, the renewal rates are equal to 95% of the then fair market rent, and the tenant does not have a purchase option at the end of the lease term.  The leases require Gartner to make a base monthly lease payment of approximately $0.4 million as calculated on a straight-line basis over the remaining expected lease term plus additional rent payments for additional costs.  Additional rental payments are due for Property Owner costs, such as property taxes, management fees, and insurance costs, as incurred.  See Note 3 – Revenue for additional discussion of rental revenues.

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

Rental income from real estate leases is summarized in the following table:

	For the years ended June 30,
(in thousands)	2020	2019
Revenues from base rents	$4,605	$4,603
Revenues from additional rental payments	499	856
Total rental revenues	$5,104	$5,459

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the year ending June 30, 2021	4,213
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,419
For the year ending June 30, 2024	4,529
For the year ending June 30, 2025	4,648
Thereafter	24,025
Total base rent	$46,146

8.	Fair Value Measurements

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$8,705	$-	$-	$8,705
Total assets	$8,705	$-	$-	$8,705
Liabilities:
Contingent consideration liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Fair Value as of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$17,110	$-	$-	$17,110
Total assets	$17,110	$-	$-	$17,110
Liabilities:
Contingent consideration liability	$-	$-	$1,135	$1,135
Total liabilities	$-	$-	$1,135	$1,135

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the years ended June 30,
(in thousands)	2020	2019
Beginning Balance	$1,135	$-
Additions	-	961
Payments	-	(295)
Change in fair value	(1,135)	469
Ending Balance	$-	$1,135

Contingent consideration is included within the current portion of related party payables in the consolidated balance sheets.  The contingent consideration arrangement required the Company to pay up to $2.4 million of additional consideration to the acquired companies’ former shareholders if certain EBITDA thresholds, as adjusted per the terms of the purchase agreement, were achieved for the 12 months ended December 31, 2018 and 2019.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of September 7, 2018 were as follows: 33.5% volatility and weighted average cost of capital of 14% and related EBITDA forecasts of the acquired businesses for the years ended December 31, 2018 and 2019.  As of September 30, 2019, the end of the measurement period, a fair value of $1.0 million was calculated as of the acquisition date.

In June 2019, in conjunction with the Midwest acquisition, there was an amendment to the Transaction Agreement which adjusted certain terms of the related EBITDA target calculation for the 12 months ended December 31, 2019, making it easier to achieve.  As part of this amendment, a payment of $0.3 million was made to certain former shareholders.  The fair value of the remaining contingent consideration was updated to $1.1 million as of June 30, 2019.  The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2018 and 2019 was below the earnout threshold for payout. As such, during the year ended June 30, 2020, the fair value of the contingent consideration was updated to zero, resulting in a $1.1 million benefit which is included in sales, general and administrative expenses.  The finalization of the earnout is subject to agreement with the acquired companies’ former shareholders.

The Company owns approximately 19.6% (or 2,043,434 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2020 and 2019.

See Note 11 - Borrowings for additional discussion related to the fair value of notes payable.  The carrying value of all other financial assets and liabilities approximate their fair values.

9.	Goodwill and Other Intangible Assets

The Company’s investment management and real estate segments include identifiable intangible assets acquired through acquisitions in 2016 and 2018, respectively.  In connection with the acquisition of the durable medical equipment businesses in September 2018 and the subsequent acquisition of Midwest in June 2019, the Company has also recognized goodwill and identifiable intangible assets associated with the tradenames and non-compete agreements.  See Note 4 – Acquisitions for additional details.  Intangible assets are amortized using applicable discounted cash flow attribution and straight-line methods over their useful lives.

Goodwill of $50.0 million presented on the consolidated balance sheet consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses in September 2018 and June 2019.

The changes in the carrying value of goodwill are as follows:

	For the years ended June 30,
(in thousands)	2020	2019
Beginning Balance	$50,397	$-
Acquisitions	-	50,397
Purchase accounting adjustment	(387)	-
Ending Balance	$50,010	$50,397

The Company’s annual impairment assessment date for goodwill is April 1. However, during the quarter ended March 31, 2020, the Company observed significant global market volatility attributable in part to the impacts of the COVID-19 pandemic.  The market deterioration of the Company’s stock price and other potential impairment triggering events were identified requiring an impairment analysis to be performed on the Company’s goodwill and certain other long-lived assets as of March 31, 2020.  Based on the analyses performed, the fair value of the durable medical equipment reporting unit exceeded the carrying value by 12% and no impairment occurred.  The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and the valuations and prices of comparable businesses.  The discount rate used in this analysis was 15%.  Other long-lived assets were assessed for impairment using undiscounted forecasted cash flows, and based on the analyses performed, no impairment occurred.

There were no significant changes in facts or assumptions between the impairment analysis performed as of March 31, 2020 and our annual impairment date of April 1, 2020.  Furthermore, no impairment triggers were identified during the current fiscal quarter that would require additional impairment assessments to be performed as of June 30, 2020.

The following tables provide additional detail related to the Company’s acquired identifiable intangible assets:

	As of June 30, 2020			As of June 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$8,800	$(1,613)	$7,187	$8,800	$(733)	$8,067
Non-compete agreements	1,360	(573)	787	1,440	(210)	1,230
	10,160	(2,186)	7,974	10,240	(943)	9,297

Investment Management
Investment management agreement	3,900	(1,887)	2,013	3,900	(1,336)	2,564
Assembled workforce	526	(255)	271	526	(180)	346
	4,426	(2,142)	2,284	4,426	(1,516)	2,910
Real Estate
In-place lease	6,028	(1,157)	4,871	6,028	(659)	5,369

Total	$20,614	$(5,485)	$15,129	$20,694	$(3,118)	$17,576

Aggregate Amortization Expense (in thousands):
For the year ended June 30, 2020	$2,367
For the year ended June 30, 2019	2,063

Estimated Future Amortization Expense (in thousands):
For the year ending June 30, 2021	$2,156
For the year ending June 30, 2022	1,981
For the year ending June 30, 2023	1,894
For the year ending June 30, 2024	1,702
For the year ending June 30, 2025	1,597
Thereafter	5,799

During the quarter ended March 31, 2020 certain impairment triggering events were identified with regards to the Company’s long-lived asset groups within the durable medical equipment and investment management businesses due primarily to the effects of the growing COVID-19 pandemic.  Based on the impairment analyses performed however, no impairment of long-lived assets was noted.

10.	Lessee Operating Leases

All of the Company’s leases are operating leases.  Certain of the leases have both lease and non-lease components.  The Company has elected to account for the lease component and the non-lease components as a single combined lease component for all classes of underlying assets.  The following table provides additional details of the leases presented in the balance sheets:

(in thousands)	June 30, 2020	June 30, 2019
Facilities
Right of use assets	$5,265	$6,066

Current portion of lease liabilities	1,560	1,371
Lease liabilities, net of current portion	3,990	4,989
Total liabilities	$5,550	$6,360

Weighted-average remaining life	3.9 years	4.4 years
Weighted-average discount rate	11.7%	11.7%

Vehicles
Right of use assets	$61	$80

Current portion of lease liabilities	20	18
Lease liabilities, net of current portion	41	62
Total liabilities	$61	$80

Weighted-average remaining life	2.8 years	3.7 years
Weighted-average discount rate	12.3%	12.3%

Equipment
Right of use assets	$66	$93

Current portion of lease liabilities	37	34
Lease liabilities, net of current portion	29	59
Total liabilities	$66	$93

Weighted-average remaining life	2.0 years	2.6 years
Weighted-average discount rate	12.5%	12.5%

As of June 30, 2020, the Company had total right of use assets of $5.4 million and lease liabilities of $5.7 million (consisting of $1.6 million in current portion of lease liabilities and $4.1 million in lease liabilities, net of current portion) on the consolidated balance sheet related to the leases discussed herein.  As of June 30, 2019, the Company had total right of use assets of $6.2 million and lease liabilities of $6.5 million (consisting of $1.4 million in current portion of lease liabilities and $5.1 million in lease liabilities, net of current portion) on the consolidated balance sheet related to the leases discussed herein.  The discount rate for each lease is based on the collateralized borrowing rate at the inception of the lease.

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

	For the years ended June 30,
(in thousands)	2020	2019
Facilities
Operating lease cost	$2,097	$1,777
Cash paid for operating leases	2,071	1,720

Vehicles
Operating lease cost	$27	$23
Cash paid for operating leases	27	23

Equipment
Operating lease cost	$45	$31
Cash paid for operating leases	45	31

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the year ending June 30, 2021	2,174
For the year ending June 30, 2022	1,927
For the year ending June 30, 2023	1,273
For the year ending June 30, 2024	897
For the year ending June 30, 2025	404
Thereafter	374
Total lease payments	$7,049
Imputed interest	(1,372)
Total lease liabilities	$5,677

Durable Medical Equipment

As part of the durable medical equipment acquisitions discussed in Note 4 – Acquisitions, the Company assumed leases for facilities, vehicles and equipment.  Subsequent to the acquisitions, the Company has entered into additional similar facilities leases.

The facility leases include offices, retail and warehouse space and sleep labs.  The facility leases have original or amended terms ranging from 12 to 96 months, some of which include an additional option to extend the lease for up to 120 months.  At the date of acquisition, the remaining lease terms for acquired leases ranged from 3 to 96 months.  Certain of these leases have variable rental payments tied to a consumer price index or include additional rental payments for maintenance costs, taxes and insurance, which are accounted for as variable rent.

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

11.	Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

		As of June 30,
(in thousands)	Subsidiaries	2020	2019
Corbel Facility	DME Inc. and subsidiaries	$25,106	$27,584
GP Corp. Note	GP Corp.	3,072	3,148
Total principal		$28,178	$30,732
Unamortized debt issuance cost		(275)	(364)
Total long-term related party notes payable		27,903	30,368
Less current portion of related party notes payable		(1,418)	(2,066)
Related party notes payable, net of current portion		$26,485	$28,302

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

		As of June 30,
(in thousands)	Subsidiaries	2020	2019
DME Revolver	DME Inc. and subsidiaries	$3,900	$7,401
Equipment Financing	DME Inc. and subsidiaries	2,230	1,475
Senior Note	CRIC IT	50,004	52,161
Subordinated Note	CRIC IT	3,803	3,277
Total principal		$59,937	$64,314
Unamortized debt premiums		3,251	3,205
Unamortized debt discounts and issuance costs		(1,956)	(2,250)
Total other outstanding borrowings		61,232	65,269
Less current portion of other outstanding borrowings		(8,255)	(3,530)
Other outstanding borrowings, net of current portion		$52,977	$61,739

The Company incurred interest expense of $6.4 million and $6.3 million for the years ended 2020 and 2019, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the year ending June 30, 2021	$9,678
For the year ending June 30, 2022	4,141
For the year ending June 30, 2023	4,250
For the year ending June 30, 2024	23,835
For the year ending June 30, 2025	3,202
Thereafter	55,476
Total	$100,582

Outstanding principal on related party borrowings	$28,178
Outstanding principal on other borrowings	59,937
Future interest to be paid-in-kind	12,467
Total future required principal payments	$100,582

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

The Company amended and borrowed an additional $3.4 million under the Corbel Facility in June 2019 bringing the outstanding principal balance to $25.1 million as of June 30, 2020.  The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At June 30, 2020 the interest rate was 10.30%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.3 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ending December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

The Corbel Facility is held by a related party, Corbel.  In connection with the issuance of the amended Corbel Facility, the borrowers paid Corbel a one-time structuring fee of $375,000, which is included in debt issuance costs.  See Note 5 – Related Party Transactions and Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the years ended June 30,
(in thousands)	2020	2019
Principal payments	$2,477	$625
Interest expense	3,226	2,617

The DME Revolver had a balance of $3.9 million at June 30, 2020 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on November 29, 2020 and accrue interest at a variable rate of the prime rate plus 0.40% per annum.  At June 30, 2020 the interest rate was 3.65%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The Corbel Facility and DME Revolver each include covenants that restrict DME Inc. business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of DME Inc.  DME Inc. must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the DME Inc. EBITDA levels.  The Company was in compliance with all material covenants and restrictions at June 30, 2020.

Beginning in April 2019, DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  The Company financed $3.6 million and $1.6 million in inventory and equipment through such financing agreements during the years ended June 30, 2020 and June 30, 2019, respectively.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At June 30, 2020 the interest rate was 3.30%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million.

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

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the years ended June 30,
(in thousands)	2020	2019
Principal payments	$76	$76
Interest expense	167	181

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

As of June 30, 2020 and June 30, 2019, the fair value approximates the carrying value for both the Senior Note and Subordinated Note.

12.  Convertible Notes

On February 26, 2020, the Company issued Convertible Notes at par with an aggregate principal balance of $30 million due February 26, 2030 (the Convertible Notes) to a consortium of investors, including $13.1 million issued to certain related parties.  Such Convertible Notes issued to related parties include:

▪

$6.0 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P, a significant shareholder.  Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right Capital Management, L.P.

▪

$6.4 million issued to entities associated with Jason W. Reese, including funds managed by Imperial Capital Asset Management, LLC (ICAM), a significant shareholder.  Jason W. Reese, who subsequently became Executive co-Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity.  However, due to a Company option to settle any conversion request by holders prior to July 1, 2020 in either cash or in shares, the conversion option is bifurcated and recorded to additional paid-in-capital within equity, creating a debt discount.  In valuing the conversion option, we estimated that the yield on an identical non-convertible instrument would be 12.5%, and the expected term of the Convertible Notes would be equal to their contractual term of 10 years, resulting in a debt discount of $12.6 million.  In determining the effective yield, we considered the effective yield of the Company’s existing debt agreements as well as those of market comparables based on our credit rating analysis.  The Company incurred $1.2 million in issuance costs, which were allocated ratably between the debt and equity portions of the instrument.  Both the debt discount and debt issuance costs are being amortized over the 10-year Convertible Notes term and are netted with the principal balance within convertible debt on our condensed consolidated balance sheet.

The Company incurred interest expense of $0.8 million related to the Convertible Notes for the year ended June 30, 2020, which was paid-in-kind by issuing $0.5 million of additional Convertible Notes to holders.

(in thousands)	As of June 30, 2020
Convertible Notes principal	$30,521
Unamortized debt discounts and issuance costs	(13,077)
Total Convertible Notes	17,444

13. CARES Act

On March 27, 2020, the President of the United States passed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  Section 1102 of the CARES Act, the Paycheck Protection Program Loan (PPP Loan) provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis.  In April 2020, our 80.1% owned subsidiary Great Elm DME, Inc. applied for and received $3.6 million in PPP Loans.  Proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act.  The PPP Loan has a two year term and bears interest at a rate of 1% per annum.  To the extent proceeds are used for these covered purposes, some or all of the related principal balances may be forgiven. Monthly principal and interest payments are deferred until the U.S. Small Business Administration (SBA) has remitted the loan forgiveness amount to the lender.  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  Between funding and June 30, 2020, the Company spent these proceeds on covered purposes and has recognized the proceeds as a reduction to operating expenses.  Subsequent to June 30, 2020, the Company submitted a forgiveness application to the lender seeking full forgiveness of the PPP Loan.  The eligibility requirement of the PPP Loan is subjective, and if determined that we were ineligible to receive the PPP Loan we could be required to pay the PPP Loan in its entirety.

Additionally, pursuant to the CARES Act, Congress appropriated $100 billion in relief funds for hospitals and healthcare providers through grants administered by the U.S. Department of Health and Human Services (HHS).  Qualified providers of healthcare, services and support may receive HHS grants for healthcare-related expenses or lost revenue due to the COVID-19 pandemic.  Retention and use of the HHS grants are subject to certain terms and conditions including that such grant funds may only be used to prevent, prepare for, and respond to COVID-19 and such grant funds will reimburse only healthcare-related expenses or lost revenues that are attributable to the COVID-19 pandemic.  If these terms and conditions are met, HHS grants do not need to be repaid.  In April 2020, subsidiaries of Great Elm DME Inc. received $1.4 million in HHS grants to continue providing health care treatment to patients during the COVID-19 pandemic.  Between the date of funding and June 30, 2020, the Company used these funds as authorized by the HHS grant and has recognized the proceeds as a reduction to operating expenses.  We will continue to monitor our compliance with the terms and conditions of the HHS grant and any additional requirements if and when they become applicable.

We have accounted for such proceeds as in-substance government grants by analogizing to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance.

14.	Stockholders' Equity

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

Stock Plans

In November 2013, the Company’s stockholders approved the Amended and Restated 1999 Directors’ Equity Compensation Plan (the Directors’ Plan).  Options and awards granted to new or existing Outside Directors (as defined in the Directors’ Plan) under the Directors’ Plan vest ratably over a period of one to three years.  The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board of Directors of the Company upon or within 24 months following a change in control of the Company.  The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant.  Under the Directors’ Plan, stock option grants have a term of ten years.  As of June 30, 2020, the Company had a total of 2,000 shares outstanding under the Directors’ Plan.

In November 2013, the Company’s stockholders approved the Amended and Restated 2006 Stock Incentive Plan (the 2006 Plan) to provide incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the Company and its affiliates.  The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units.  Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half shares.  The exercise price of options granted under the 2006 Plan approximates the fair market value of the Company’s common stock on the date of grant.  Options issued under the 2006 Plan generally expire ten years from the date of grant.  Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period.  As of June 30, 2020, the Company had a total of 214,685 shares outstanding under the 2006 Stock Plan.

In June 2016, the Company’s stockholders approved the Great Elm Capital Group, Inc.  2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan) and the Great Elm Capital Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan).  In October 2018, the Company’s stockholders approved amendments to the 2016 Long-Term Incentive Plan.  As of June 30, 2020, the Company had a total of 3,199,310 shares outstanding under the 2016 Long-Term Incentive Plan and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares available for future issuance under the plans discussed above as of June 30, 2020:

Shares of Common Stock Available for Future Equity Award Grants
Directors' Plan	24,166
2006 Plan	-
2016 Long-Term Incentive Plan	887,856
2016 Employee Stock Purchase Plan	944,000
Total	1,856,022

Restricted Stock Awards (Performance Shares) and Restricted Stock Units

During the year ended June 30, 2020, there were no awards or forfeitures of restricted stock awards included in the below table and 732,909 remain outstanding as of June 30, 2020.  Restricted stock awards granted have both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021. Additionally, in September 2017, the Company modified the restricted stock awards to include a provision for changes in control.  This modification did not result in the recognition of additional compensation cost.

In order to recognize compensation expense over the vesting period, the Company estimates the probability of the performance target being met on an on-going basis.  As of June 30, 2020, the Company estimates that approximately 243,322 of the restricted stock awards are probable of vesting under the performance condition.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  There were no forfeitures during the year ended June 30, 2020.

Restricted stock units granted are subject to service requirements.  The Company accounts for forfeitures of the restricted stock units in the period incurred.  During the year ended June 30, 2020 the Company granted 358,568 shares of restricted stock units to employees and directors and 23,104 shares were forfeited related to the resignation of certain directors.

The aggregate grant date fair value of restricted stock granted during the 2020 and 2019 fiscal years was $1.0 million and $0.6 million, respectively.  For the years ended June 30, 2020 and 2019, the total intrinsic value of restricted stock vested was $0.7 million and $0.6 million, respectively.

The activity of the Company’s restricted stock awards and units for the year ended June 30, 2020 was as follows:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	782	$3.89
Granted	359	2.90
Vested	(177)	2.89
Forfeited	(23)	3.35
Outstanding at June 30, 2020	941	$3.71

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

The ranges of assumptions used to value options granted were as follows:

As of June 30,
	2020	2019
Expected volatility	49.9% - 58.2%	58.9% - 59.8%
Expected dividends	-	-
Expected term (years)	4.00 - 6.35	6.25 - 6.50
Risk-free rate	1.54% - 1.90%	2.27% - 3.13%

The option activity for the year ended June 30, 2020 was as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2019	2,656	$4.33	6.49	$1,590
Options granted	240	4.44
Exercised	-	-
Forfeited, cancelled or expired	(421)	8.16
Outstanding at June 30, 2020	2,475	$3.69	5.51	$-
Exercisable at June 30, 2020	1,582	$3.60	4.85	$-
Vested and expected to vest as of June 30, 2020	2,475	$3.69	5.51	$-

The weighted average grant date fair value of options, per share, granted during the 2020 and 2019 fiscal years was $1.52 and $2.19, respectively.  No options were exercised during the year ended June 30, 2020.  During the year ended June 30, 2019, the total intrinsic value of options exercised was approximately $0.1 million.

Stock-based compensation expense totaled $0.5 million and $1.0 million for the years ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and 2019, the Company had unrecognized compensation cost related to all unvested share awards and options totaling $2.2 million and $2.9 million, respectively, expected to be recognized as the awards and options vest over the next 1.2 years.

Warrants

During the year ended June 30, 2019, the Company received cash proceeds totaling $1.4 million from the exercise of 420,000 warrants by MAST Capital at approximately $3.35 per share.  There were no remaining warrants outstanding at June 30, 2019.

15.	Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest balances on the consolidated balance sheets:

	As of June 30,
(in thousands)	2020	2019
DME Inc.
NCI classified as temporary equity	3,890	3,912
NCI classified as permanent equity	3,890	3,912
Total DME Inc.	7,780	7,824
GP Corp.
NCI classified as permanent equity	(782)	(626)
GE FM Holdings
NCI classified as permanent equity	778	730
Total	$7,776	$7,928

The following table summarizes the net income (loss) attributable to the non-controlling interests on the consolidated statements of operations:

	For the years ended June 30,
(in thousands)	2020	2019
DME Inc.
NCI classified as temporary equity	(22)	(53)
NCI classified as permanent equity	(22)	(53)
Total DME Inc.	(44)	(106)
GP Corp.
NCI classified as permanent equity	(156)	(160)
GE FM Holdings
NCI classified as permanent equity	48	42
Total	$(152)	$(224)

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

GP Corp. – Non-controlling interest classified as permanent equity

In connection with the acquisition of the investment management business in November 2016, the Company issued certain affiliates and employees of the Company a 19.9% interest in GP Corp.

GE FM Holdings – Non-controlling interest classified as permanent equity

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in GE FM Holdings.

Preferred stock in DME Holdings classified as liability

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued 5,266 shares of preferred stock in DME Holdings valued at $1,000 per share at issuance.  In January 2019, as a result of adjustments to the net working capital adjustment to the total consideration for the acquisition, 214 shares of preferred stock were cancelled and forfeited.  The Company redeemed an additional 1,500 shares of preferred stock in March 2019 and the remaining 3,552 shares of preferred stock were redeemed in June 2019.  As of June 30, 2020 and 2019, there were no shares of preferred stock in DME Holdings outstanding.  The following table summarizes the preferred stock activity for the year ended June 30, 2019:

(in thousands)
Balance as of June 30, 2018	-
Issuance of preferred stock	5,266
Redemption of preferred stock	(5,266)
Balance as of June 30, 2019	-

The preferred stock was held by Corbel, who is also the holder of the Corbel Facility and the non-controlling interest in DME Inc. classified as temporary equity discussed below.  See Note 5 – Related Party Transactions and Note 11 – Borrowings.

16.	Income Taxes

The Company had loss from continuing operations before provision for income taxes of $13.1 million and $9.1 million for the years ended 2020 and 2019, respectively.  There was no foreign activity during these years.

The provision (benefit) for income taxes includes the following:

	For the years ended June 30,
(in thousands)	2020	2019
Current	$8	$84
Deferred	$36	$(2,266)
Total	$44	$(2,182)

The Company recognized an income tax expense from continuing operations of $0.04 million for the year ended June 30, 2020 and a $2.2 million income tax benefit for the year ended 2019.

During 2019, the Company recognized an income tax benefit with respect to discontinued operations of $1.3 million related to intraperiod allocations.  In addition, the Company recognized an income tax benefit with respect to deferred tax liabilities of $0.9 million acquired in the durable medical equipment acquisition.   No intraperiod allocations were made in 2020.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company's income (loss) before income taxes by the statutory income tax rate of 21% for fiscal years 2020 and 2019:

	For the years ended June 30,
(in thousands)	2020	2019
Federal benefit at statutory rate	$(2,747)	$(1,900)
State taxes	(459)	(427)
Permanent adjustments	33	36
Change in valuation allowance	(33,929)	(5,788)
Provision to return true-up	182	(134)
Deferred remeasurement	-	(174)
Net operating loss and credit expirations	36,724	6,335
Stock compensation adjustment	156	(122)
Other	84	(8)
Total tax expense (benefit)	$44	$(2,182)

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
(in thousands)	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$322,602	$358,913
Accruals and allowances not deductible for tax purposes	2,990	2,399
Stock based compensation	594	799
Unrealized loss on investment	5,422	3,299
Lease liability	1,430	1,298
Interest expense carryforward	1,111	900
Total deferred tax assets, gross	$334,149	$367,608
Less: valuation allowance	$(325,943)	$(362,536)
Total deferred tax assets, net	$8,206	$5,072
Deferred Tax Liabilities:
Right to use asset	$(1,372)	$(1,611)
Acquired intangibles	(1,879)	(2,373)
Convertible debt discount	(3,123)	-
Lease receivable	(385)	(240)
Goodwill	(1,055)	(456)
Acquired indefinite lived assets	(713)	(724)
Total deferred tax liabilities	$(8,527)	$(5,404)

Total deferred tax liabilities, net (indefinite-lived assets)	$(321)	$(332)

In light of the Company's history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized.  The decrease of $36.6 million in the overall valuation allowance relates primarily to the expiration of federal tax attributes.  The state deferred amounts reflected in the above table were calculated using the enacted tax rates.  The Company will establish the related federal deferred tax liability for the benefit of the state deduction in conjunction with its analysis of the realizability of its state deferred tax assets.  The Company has a net deferred tax liability due to an indefinite-lived real property which is not depreciable for US GAAP purposes as well as indefinite-lived goodwill that is not amortizable for US GAAP purposes.

As of June 30, 2020, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.5 billion and $203 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2021 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later may be carried forward indefinitely.  The California NOL carryforwards of $185 million will expire from 2029 through 2037.  The Massachusetts NOL carryforwards of $14 million will expire from 2031 to 2038.  The Florida NOL carryforwards of $3 million may be carried forward indefinitely.

The following table reflects federal NOL carryforwards that will expire beginning in the fiscal year ended June 30, 2021 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2021	$504,561
2022	143,137
2023	131,077
2024	60,132
2025	117,277
2026 through 2037	486,541
Indefinite	9,083
Total	$1,451,808

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

During the 2020 and 2019 fiscal years, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2018	$51,346
Addition for tax positions of prior years	-
Reductions for tax positions of prior years	(13)
Lapse of statute of limitations	(879)
Balance as of June 30, 2019	50,454
Addition for tax positions of prior years	-
Reductions for tax positions of prior years	(94)
Lapse of statute of limitations	(5,980)
Balance as of June 30, 2020	$44,380

During the year ended June 30, 2020, the Company’s unrecognized tax benefits decreased by $6.1 million due to the expiration of the Company’s historical research and development credits for which an unrecognized tax benefit had been established.

As of June 30, 2020 and 2019, the Company had approximately $44.4 million and $50.5 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits, if recognized, would impact the effective tax rate by $44.4 million and $50.5 million, respectively, for the years ended June 30, 2020 and 2019, without considering the impact of the valuation allowance.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations.  As of June 30, 2020 and 2019, no amount is accrued for interest associated with tax liabilities.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal and U.S. state tax returns.  Because of NOL carryforwards, substantially all of the Company's tax years, from the 1995 through 2020 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed.  Substantially all of the Company’s tax years, from the 1995 through 2020 fiscal years, remain open to state tax examination.

17.	Segment Information

The Company allocates resources based on three business operating segments: durable medical equipment, investment management and real estate with general corporate representing unallocated costs and activity to arrive at consolidated operations.  Activity not allocated to the segments include, but are not limited to, certain investment and financing activities, professional fees, costs associated with being a public company, acquisition costs and costs associated with executive and corporate management departments, including compensation, benefits, rent and insurance.  No resources were allocated to the durable medical equipment business prior to the first durable medical equipment acquisition in September 2018.  All operations and assets are based in the United States.

The following tables summarize the results of operations by segment.

	For the year ended June 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$55,662	$3,332	$5,104	$159	$(159)	$64,098
Operating costs and expenses:
Cost of durable medical equipment sold and services	(15,055)	-	-	-	-	(15,055)
Cost of durable medical equipment rentals	(9,105)	-	-	-	-	(9,105)
Depreciation and amortization	(1,878)	(636)	(1,722)	(1)	-	(4,237)
Stock-based compensation(2)	-	34	-	(582)	-	(548)
Transaction costs(3)	-	-	-	(863)	-	(863)
Other selling, general and administrative	(26,080)	(2,138)	(544)	(5,020)	159	(33,623)
Total operating expenses	(52,118)	(2,740)	(2,266)	(6,466)	159	(63,431)
Other income (expense):
Interest expense	(3,655)	(157)	(2,619)	(764)	-	(7,195)
Other income (expense)	5	-	-	(6,560)	-	(6,555)
Total other income (expense), net	(3,650)	(157)	(2,619)	(7,324)	-	(13,750)
Total pre-tax income (loss) from continuing operations	$(106)	$435	$219	$(13,631)	$-	$(13,083)

	For the year ended June 30, 2019
(in thousands)	Durable Medical Equipment(4)	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$41,880	$3,841	$5,459	$123	$(123)	$51,180
Operating costs and expenses:
Cost of durable medical equipment sold and services	(11,463)	-	-	-	-	(11,463)
Cost of durable medical equipment rentals	(5,798)	-	-	-	-	(5,798)
Depreciation and amortization	(1,323)	(631)	(1,729)	-	-	(3,683)
Stock-based compensation(2)	-	(521)	-	(457)	-	(978)
Transaction costs(3)	(551)	-	-	(1,582)	-	(2,133)
Other selling, general and administrative	(20,260)	(3,504)	(884)	(6,904)	123	(31,429)
Total operating expenses	(39,395)	(4,656)	(2,613)	(8,943)	123	(55,484)
Other income (expense):
Interest expense	(3,415)	(180)	(2,655)	-	-	(6,250)
Other income (expense)	(177)	-	-	1,682	-	1,504
Total other income (expense), net	(3,592)	(180)	(2,655)	1,682	-	(4,746)
Total pre-tax income (loss) from continuing operations	$(1,107)	$(995)	$191	$(7,138)	$-	$(9,050)

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

(3)	Transaction costs, which consist of legal and other professional services, are included in selling, general and administrative expense in the consolidated statements of operations.
(4)	Our durable medical equipment business began in September 2018 and there was no related activity prior to that date.

The following tables summarize assets by segments:

	As of June 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$8,854	$35	$53,188	$4	$62,081
Identifiable intangible assets, net	7,974	2,284	4,871	-	15,129
Goodwill	50,010	-	-	-	50,010
Other assets	19,055	2,654	2,171	44,345	68,225
Total	$85,893	$4,973	$60,230	$44,349	$195,445

	As of June 30, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$10,464	$43	$54,411	$-	$64,918
Identifiable intangible assets, net	9,297	2,910	5,369	-	17,576
Goodwill	50,397	-	-	-	50,397
Other assets	17,300	3,065	1,534	27,936	49,835
Total	$87,458	$6,018	$61,314	$27,936	$182,726

18.	Commitments and Contingencies

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

19.	Discontinued Operations

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

The following table provides a reconciliation of the Company’s previous operations as reclassified for all of the periods presented:

	For the years ended June 30,
(in thousands)	2020	2019
Discontinued operations:
Net revenue	$-	$1,500
Extinguishment of liabilities related to discontinued operations	-	3,608
General and administrative expenses	-	(87)
Pretax gain (loss) from discontinued operations	-	5,021
Income tax benefit (expense)	-	(1,285)
Net gain (loss) from discontinued operations	$-	$3,736

The Company did not allocate interest expense to discontinued operations and no general corporate overhead expenses have been reclassified to discontinued operations.

20.	Quarterly Financial Results (Unaudited)

The following table sets forth a summary of the Company’s unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2020.  The information has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the accompanying consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

	Fiscal Year Ended June 30, 2020				Fiscal Year Ended June 30, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenues	$15,940	$16,236	$16,551	$15,371	$15,082	$14,084	$15,541	$6,473
Operating costs and expenses	13,120	17,245	16,821	16,245	16,659	14,601	15,308	8,916
Operating loss from continuing operations	$2,820	$(1,009)	$(270)	$(874)	$(1,577)	$(517)	$233	$(2,443)
Income (loss) from continuing operations	$3,953	$(11,918)	$(2,126)	$(3,036)	$(998)	$322	$(4,251)	$(1,941)
Income (loss) from discontinued operations	-	-	-	-	(50)	3,879	(25)	(68)
Net income (loss) attributable to Great Elm Capital Group, Inc.	$3,572	$(11,617)	$(1,841)	$(3,089)	$(794)	$4,236	$(4,346)	$(2,004)
Basic income (loss) from continuing operations per share	$0.13	$(0.46)	$(0.07)	$(0.12)	$(0.03)	$0.02	$(0.17)	$(0.08)
Basic income (loss) from discontinued operations per share	-	-	-	-	(0.00)	0.15	(0.00)	(0.00)
Basic income (loss) per share	$0.13	$(0.46)	$(0.07)	$(0.12)	$(0.03)	$0.17	$(0.17)	$(0.08)
Diluted income (loss) from continuing operations per share	$0.13	$(0.46)	$(0.07)	$(0.12)	$(0.03)	$0.02	$(0.17)	$(0.08)
Diluted income (loss) from discontinued operations per share	-	-	-	-	(0.00)	0.15	(0.00)	(0.00)
Diluted income (loss) per share	$0.13	$(0.46)	$(0.07)	$(0.12)	$(0.03)	$0.17	$(0.17)	$(0.08)
Shares used in computing:
Basic income (loss) per share	25,469	25,430	25,402	25,373	25,335	25,265	25,187	25,054
Diluted income (loss) per share	25,469	25,430	25,402	25,373	25,335	25,277	25,187	25,054

21.	Subsequent Events

On August 31, 2020 GECC announced a non-transferable subscription rights offering to purchase shares of its common stock.  The Company and certain other GECC stockholders (collectively, the “Participating Shareholders”) have indicated that they intend to fully exercise their rights and over-subscribe in order to make an aggregate investment of up to $24 million in shares of our common stock. Any over-subscription by the Participating Shareholders will be effected only after pro rata allocation of over-subscription shares to record date holders (other than the Participating Shareholders) who fully exercise all rights issued to them.

SCHEDULE III

GREAT ELM CAPITAL GROUP, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

June 30, 2020

(in thousands)		Initial cost to company		Gross amount of which carried at close of period(a)(b)					Life on which depreciation in latest
Description	Encumbrances	Land	Buildings and improvements	Land	Buildings and improvements	Total	Accumulated depreciation(a)	Date acquired	income statements is computed

Office buildings
Gartner I and II	$53,807	$9,170	$46,855	$9,170	$46,855	$56,025	$2,837	03/06/18	(c)
Fort Myers, FL
(a)	Reconciliation of total real estate carrying value and accumulated depreciation for the years ended June 30, 2020 and 2019 are as follows:
(in thousands)	Real Estate	Accumulated Depreciation
Balance as of June 30, 2018	$56,025	$384
Depreciation expense	-	1,230
Balance as of June 30, 2019	56,025	1,614
Depreciation expense	-	1,223
Balance as of June 30, 2020	$56,025	$2,837

(b)	The aggregate cost for federal income tax purposes was $64.5 million at June 30, 2020.
(c)	Depreciation is computed based on the following estimated lives:
Description	Life in Years
Real Estate Assets
Buildings	55
Site improvements	16
Tenant improvements	12

S-1