Form 10-Q
period 2020-09-30
Great Elm Capital Group, Inc.
filed 2020-11-16
CIK 1082506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 9, 2020, there were 26,395,328 shares of the registrant’s common stock outstanding

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2020	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2019	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION		45

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

SIGNATURES		48

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

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contain forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements.  These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪

the ability of Great Elm Capital Management, Inc. (GECM) to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company GECM manages through our investment management business;

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
▪

other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2020	June 30, 2020
Current assets:
Cash and cash equivalents	$22,465	$40,519
Restricted cash	889	846
Accounts receivable	7,771	7,991
Related party receivables	1,124	1,059
Investments, at fair value (cost $30,717 and $30,279, respectively)	7,241	8,705
Inventories	1,127	1,470
Receivable for securities purchased	13,560	-
Prepaid and other current assets	1,067	738
Total current assets	55,244	61,328
Real estate assets, net	52,882	53,188
Property and equipment, net	1,286	1,410
Equipment held for rental, net	7,053	7,483
Identifiable intangible assets, net	14,578	15,129
Goodwill	50,010	50,010
Right of use assets	4,993	5,392
Other assets	1,622	1,505
Total assets	$187,668	$195,445
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,908	$5,007
Accrued expenses and other liabilities	4,129	3,565
Deferred revenue	5,278	5,652
Current portion of lease liabilities	1,481	1,617
Current portion of long term debt	2,369	6,221
Current portion of related party notes payable	1,494	1,418
Current portion of equipment financing debt	1,572	2,034
Total current liabilities	21,231	25,514
Lease liabilities, net of current portion	3,789	4,060
Long term debt, net of current portion	52,889	52,781
Related party notes payable, net of current portion	26,076	26,485
Convertible Notes (face value $30,521, including $13,277 held by related parties)	17,635	17,444
Equipment financing debt, net of current portion	158	196
Other liabilities	754	395
Total liabilities	122,532	126,875
Commitments and Contingencies (Note 16)
Contingently redeemable non-controlling interest	3,844	3,890
Stockholders' equity
Preferred stock, $0.001 par value; 5,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,308,532 shares issued and 25,645,317 outstanding at September 30, 2020; and 26,217,380 shares issued and 25,529,534 outstanding at June 30, 2020	26	26
Additional paid-in-capital	3,318,546	3,318,117
Accumulated deficit	(3,261,105)	(3,257,349)
Total Great Elm Capital Group, Inc. stockholders' equity	57,467	60,794
Non-controlling interests	3,825	3,886
Total stockholders' equity	61,292	64,680
Total liabilities, non-controlling interest and stockholders' equity	$187,668	$195,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended September 30,
	2020	2019
Revenues:
Durable medical equipment sales and services revenue	$9,213	$7,745
Durable medical equipment rental income	5,397	5,486
Investment management revenues	773	867
Real estate rental income	1,272	1,273
Total revenues	16,655	15,371

Operating costs and expenses:
Cost of durable medical equipment sold and services	4,207	3,463
Cost of durable medical equipment rentals (includes depreciation expense of $1,748 and $2,051, respectively)	1,915	2,265
Durable medical equipment other operating expenses	7,680	6,849
Investment management expenses	726	691
Real estate expenses	125	124
Depreciation and amortization	1,021	1,067
Selling, general and administrative	1,413	1,786
Total operating costs and expenses	17,087	16,245
Operating loss	(432)	(874)
Dividends and interest income	529	514
Unrealized loss on investment in GECC	(1,902)	(983)
Interest expense	(1,957)	(1,696)
Other (expense) income, net	(2)	3
Loss from continuing operations, before income taxes	(3,764)	(3,036)
Income tax expense	(99)	(242)
Loss from continuing operations	(3,863)	(3,278)
Net loss	$(3,863)	$(3,278)
Less: net loss attributable to non-controlling interest	(107)	(189)
Net loss attributable to Great Elm Capital Group	$(3,756)	$(3,089)
Basic loss per share
Continuing operations	$(0.15)	$(0.12)
Discontinued operations	-	-
Net loss	$(0.15)	$(0.12)
Diluted loss per share from:
Continuing operations	$(0.15)	$(0.12)
Discontinued operations	-	-
Net loss	$(0.15)	$(0.12)
Weighted average shares outstanding
Basic	25,576	25,373
Diluted	25,576	25,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2020	25,530	$26	$3,318,117	$(3,257,349)	$60,794	$3,886	$64,680	$3,890
Net loss	-	-	-	(3,756)	(3,756)	(61)	(3,817)	(46)
Issuance of common stock related to vesting of restricted stock	116	0	-	-	-	-	-	-
Stock-based compensation		-	429	-	429	-	429	-
BALANCE, September 30, 2020	25,646	$26	$3,318,546	$(3,261,105)	$57,467	$3,825	$61,292	$3,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Capital Group Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2019	25,353	$25	$3,305,415	$(3,244,374)	$61,066	$4,016	$65,082	$3,912
Net loss	-	-	-	(3,089)	(3,089)	(109)	(3,198)	(80)
Issuance of common stock related to vesting of restricted stock	30	0	0	-	0	-	0	-
Stock-based compensation	-	-	293	-	293	-	293	-
BALANCE, September 30, 2019	25,383	$25	$3,305,708	$(3,247,463)	$58,270	$3,907	$62,177	$3,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,863)	$(3,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,769	3,118
Stock-based compensation	429	293
Unrealized loss on investments	1,902	983
Stock dividends received from GECC	(438)	-
Non-cash interest and amortization of debt issuance costs	432	234
Deferred tax benefit related to continuing operations	92	-
Other non-cash expense, net	399	294
Gain on sale of equipment held for rental	(62)	(185)
Change in fair value of contingent consideration	-	(195)
Changes in operating assets and liabilities:
Related party receivable	(65)	81
Accounts receivable	220	390
Inventories	343	(208)
Prepaid assets, deposits, and other assets	(446)	(312)
Operating leases	(407)	(306)
Related party payable	-	(733)
Deferred revenues	(374)	12
Accounts payable, accrued liabilities and other liabilities	835	933
Net cash provided by operating activities	1,766	1,121
Cash flows from investing activities:
Purchases of investments	(13,560)
Purchases of equipment held for rental	(1,606)	(2,078)
Proceeds from sale of equipment held for rental	251	669
Purchases of property and equipment	(44)	(17)
Proceeds from sale of property and equipment	-	37
Net cash used in investing activities	(14,959)	(1,389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the three months ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds on revolving line of credit	-	-
Principal payments on revolving line of credit	(3,400)	(500)
Principal payments on long term debt	(565)	(524)
Principal payments on related party notes payable	(353)	(961)
Principal payments on equipment financing debt	(1,058)	(580)
Proceeds from equipment financing debt	558	858
Net cash used in financing activities	(4,818)	(1,707)
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,011)	(1,975)
Cash, cash equivalents and restricted cash at beginning of year	41,365	12,830
Cash, cash equivalents and restricted cash at end of year	$23,354	$10,855

Cash paid for interest	$1,112	$2,240

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$-	$198

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

	September 30, 2020	June 30, 2020
Cash and cash equivalents	$22,465	$40,519
Restricted cash	889	846
Cash, cash equivalents and restricted cash	$23,354	$41,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Capital Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc., Great Elm FM Acquisition, Inc., Great Elm DME Holdings, Inc. and Great Elm DME Manager, LLC.  Majority-owned subsidiaries include GECC GP Corp., Great Elm FM Holdings, Inc., CRIC IT Fort Myers, LLC (CRIC IT) and Great Elm DME, Inc. (DME Inc.) and its seven wholly-owned subsidiaries.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K.  These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The condensed consolidated balance sheet as of June 30, 2020, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the year-ended June 30, 2020.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity.  See Note 13 – Non-Controlling Interests of Subsidiary.  Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Segments

The Company has three business operating segments: durable medical equipment, investment management and real estate, with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

Accounts receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $4.6 million and $4.8 million as of September 30, 2020 and June 30, 2020, respectively.  During the three months ended September 30, 2020 and 2019, the Company recognized reductions to revenue of $1.1 million and $0.9 million, respectively, related to such constraints. See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the three months ended September 30, 2020 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from customers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of September 30, 2020 and June 30, 2020, the Company had unbilled receivables of approximately $1.5 million and $1.9 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement, but are not currently billed.  Previously disclosed unbilled amounts have been updated to reflect current presentation.  These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended September 30,
(in thousands except per share amounts)	2020	2019
Loss from continuing operations	$(3,863)	$(3,278)
Net loss	$(3,863)	$(3,278)
Less: net loss attributable to non-controlling interest	(107)	(189)
Net loss attributable to Great Elm Capital Group	$(3,756)	$(3,089)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	25,576	25,373
Weighted average shares used in computing income (loss) per share	25,576	25,373
Basic and diluted income (loss) per share from:
Loss from continuing operations	$(0.15)	$(0.12)
Net loss	$(0.15)	$(0.12)

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents.  As of September 30, 2020, the Company had 12,134,751 potential shares of common stock, including 8,790,049 potential shares of Company common stock issuable upon conversion of Convertible Notes (as defined in Note 11 – Convertible Notes) and 3,344,702 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards that are not included in the diluted net loss per share calculations because to do so would be antidilutive.  As of September 30, 2019, the Company had 3,290,624 potential shares of Company common stock issuable upon exercise of the stock options and vesting of restricted stock units and restricted stock awards that are not included in the diluted net loss per share calculations because to do so would be antidilutive.

As of September 30, 2020 and 2019, the Company had an aggregate of 732,909 issued shares that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

Concentration of Risk

The Company’s net investment revenue and receivables for the periods presented were attributable to the management of one investment vehicle, GECC, which is also a related party.  See Note 4 – Related Party Transactions.

The Company’s real estate rental revenue from continuing operations is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended September 30,
	2020	2019
Government Payor A	34%	28%
Third-party Payor C	11%	*

* Not a significant concentration.

The following table summarizes customer concentrations as a percentage of accounts receivable:

	September 30, 2020	June 30, 2020
Government Payor A	23%	20%
Government Payor B	*	11%
Third-party Payor C	11%	11%

* Not a significant concentration

Recently Adopted Accounting Standards

Fair Value Measurements  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  The Company early adopted the eliminated and modified disclosures of ASU 2018-13 during the three months ended September 30, 2018 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.  The Company has adopted the supplemental disclosures as of July 1, 2020.

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

Reference Rate Reform In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the United Kingdom Financial Conduct Authority which announced the desire to phase out the use of London Interbank Offered Rate (LIBOR) by the end of 2021.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  If LIBOR ceases to exist, we may need to renegotiate outstanding notes payable outstanding which extend beyond 2021 with the respective counterparties. Adoption of the provisions in ASU 2020-04 are optional and effective from March 12, 2020 through December 31, 2022.  We are currently evaluating the impact of this ASU on our financial statements.

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

3. Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2020	2019
Product and Services Revenue
Investment Management
Management Fees	$601	$758
Administration Fees	172	109
	773	867
Durable Medical Equipment
Equipment Sales	8,008	6,361
Service Revenues	1,205	1,384
	9,213	7,745

Total product and services revenue	$9,986	$8,612

Rental Revenues
Real Estate
Rental Income	1,272	1,273
Durable Medical Equipment
Medical Equipment Rental Income	5,397	5,486
Total rental revenue	6,669	6,759

Total	$16,655	$15,371

Revenue Accounting Under Topic 606

In determining the appropriate amount of revenue to be recognized under FASB Accounting Standards Codification Topic 606, Revenues, (Topic 606) the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfies each performance obligation.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the three months ended September 30, 2020, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic.  These advance payments will begin to be recouped against the Company’s future Medicare and Medicaid claims beginning in the fourth quarter of our fiscal year 2021.  These amounts are included within deferred revenue on the condensed consolidated balance sheet.  The Company has no other contract liabilities as of September 30, 2020 or June 30, 2020.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  As of September 30, 2020 and June 30, 2020, net unbilled sales and services revenue is approximately $1.0 million and $1.2 million, respectively, and is included in accounts receivable.

Investment Management Revenue

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer.  Investment management revenue primarily consists of fees based on a percentage of assets under management; fees based on the performance of managed assets; and administrative fees.  Fees are based on agreements with each investment product and may be terminated at any time by either party subject to the specific terms of each respective agreement.

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  As of September 30, 2020, there is $8.9 million in incentive fees which have been earned per the terms of the investment management agreements but not recognized as they are still subject to the constraints described above.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the three months ended September 30, 2020, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $0.9 million and $1.3 million as of September 30, 2020 and June 30, 2020, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of September 30, 2020 and June 30, 2020, net unbilled rental revenue is approximately $0.5 million and $0.7 million, respectively, and is included in accounts receivable.

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

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel Capital Partners SBIC, L.P. (Corbel) (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in one of our acquired durable medical equipment businesses and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at September 30, 2020 Corbel holds a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee, will be paid an ongoing quarterly monitoring fee, and may be paid a deferred structuring fee if the loans are subject to early repayment.  See Note 10 - Borrowings for additional information on the Corbel Facility and Note 13 – Non-Controlling Interests of Subsidiary.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  Additionally, the Company has contingent consideration to the sellers, currently valued at zero.  See Note 5 – Fair Value Measurements for additional details.

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

All of the Company’s investment management revenue recognized for the periods presented was generated from the management and administration of GECC.  Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of GECC.  See Note 5 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company.

	For the three months ended September 30,
(in thousands)	2020	2019
Change in unrealized loss on investment in GECC	$(1,902)	$(983)
GECC dividend income	524	490

(in thousands)	September 30, 2020	June 30, 2020
Dividends receivable from GECC	$178	$170
Investment management revenues receivable	772	746
Receivable for reimbursable expenses paid	174	158

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.

The Company is the owner of approximately 19.6% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

On August 31, 2020, GECC announced a non-transferable rights offering to purchase shares of its common stock.  The Company committed to fully exercising its rights and oversubscribed for a total aggregate commitment of up to $13.6 million in shares of common stock.  This commitment is included in the receivable for securities purchased on the consolidated balance sheet as of September 30, 2020.  On October 1, 2020, GECC announced the results of the non-transferable rights offering in which the Company received 2,966,531 shares at a price of $2.95 per share for an aggregate total of $8.8 million.  As a result, after the closing of the non-transferable rights offering, the Company was the owner of approximately 23.5% of the outstanding shares of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through September 30, 2020; correspondingly, no profits were available to GECC GP Corp. under the Profit Sharing Agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 13 – Non-Controlling Interests of Subsidiary.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEO GP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  As the general partner, GEO GP provides administrative services and manages the investment portfolio of GEOF.  Based on the performance of GEOF’s investment portfolio, GEO GP may be entitled to certain incentive allocations.  GEOF began investing in July 2018 and through September 30, 2020 no incentive allocations have been made to GEO GP.

MAST Capital Management, LLC (MAST Capital) is the beneficial owner of approximately 7.6% of the Company’s outstanding common stock as of September 30, 2020.  See Note 10 - Borrowings for additional discussion of the GP Corp. Note.

Real Estate

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in Great Elm FM Holdings, Inc. (GE FM Holdings).  See Note 13 – Non-Controlling Interests of Subsidiary.

5. Fair Value Measurements

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$7,241	$-	$-	$7,241
Total assets	$7,241	$-	$-	$7,241
Liabilities:
Contingent consideration liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Fair Value as of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$8,705	$-	$-	$8,705
Total assets	$8,705	$-	$-	$8,705
Liabilities:
Contingent consideration liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three months ended September 30, 2020:

	For the three months ended September 30,
(in thousands)	2020	2019
Beginning Balance	$-	$1,135
Change in fair value	-	(195)
Ending Balance	$-	$940

The contingent consideration arrangement requires the Company to pay up to $2.1 million of additional consideration to the former shareholders of the durable medical equipment businesses if certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds, as adjusted per the terms of the purchase agreement, were achieved for the 12 months ended December 31, 2019.   The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2019 was below the earnout threshold for payout. As such, during the year ended June 30, 2020, the fair value of the contingent consideration was updated to zero.  The finalization of the earnout is subject to agreement with the former shareholders of the durable medical equipment businesses.

The Company is the owner of approximately 19.6% (or 2,142,238 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the US GAAP fair value hierarchy).

There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2020 and 2019.

6. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	September 30, 2020	June 30, 2020
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(3,143)	(2,837)
Net carrying amount	$52,882	$53,188

Property and Equipment
Leasehold improvements	$858	$858
Vehicles	232	237
Computer equipment and software	318	277
Furniture and fixtures	415	417
Sleep study equipment	592	589
	2,415	2,378
Accumulated depreciation	(1,129)	(968)
Net carrying amount	$1,286	$1,410

Medical Equipment Held for Rental
Medical equipment held for rental	$13,759	$13,828
Accumulated depreciation	(6,706)	(6,345)
Net carrying amount	$7,053	$7,483

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended September 30,
(in thousands)	2020	2019
Depreciation and amortization	$470	$428
Cost of durable medical equipment rentals	1,748	2,051
Total depreciation expense	$2,218	$2,479

7. Goodwill and Other Intangible Assets

The Company’s investment management and real estate segments include identifiable intangible assets acquired through acquisitions in prior years.  In connection with the acquisition of the durable medical equipment businesses, the Company has also recognized goodwill and identifiable intangible assets associated with the tradenames and non-compete agreements.  The Company’s annual impairment assessment date for goodwill and other intangible assets is April 1.

Goodwill of $50.0 million presented on the condensed consolidated balance sheet consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses in September 2018 and June 2019.

The changes in the carrying value of goodwill are as follows:

	For the three months ended September 30,
	2020	2019
(in thousands)
Beginning Balance	$50,010	$50,397
Purchase accounting adjustment	-	36
Ending Balance	$50,010	$50,433

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of September 30, 2020			As of June 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$8,800	$(1,834)	$6,966	$8,800	$(1,613)	$7,187
Non-compete agreements	1,360	(654)	706	1,360	(573)	787
	10,160	(2,488)	7,672	10,160	(2,186)	7,974

Investment Management
Investment management agreement	3,900	(1,997)	1,903	3,900	(1,887)	2,013
Assembled workforce	526	(269)	257	526	(255)	271
	4,426	(2,266)	2,160	4,426	(2,142)	2,284
Real Estate
In-place lease	6,028	(1,282)	4,746	6,028	(1,157)	4,871

Total	$20,614	$(6,036)	$14,578	$20,614	$(5,485)	$15,129

Aggregate Amortization Expense (in thousands)	2020	2019
For the three months ended September 30,	$551	$639

Estimated Future Amortization Expense (in thousands):
For the nine months ending June 30, 2021	$1,605
For the year ending June 30, 2022	1,981
For the year ending June 30, 2023	1,894
For the year ending June 30, 2024	1,702
For the year ending June 30, 2025	1,597
Thereafter	$5,799

8. Lessor Operating Leases

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

Rental income from real estate leases is summarized in the following table:

	For the years ended September 30,
(in thousands)	2020	2019
Revenues from base rents	$1,151	$1,151
Revenues from additional rental payments	121	122
Total rental revenues	$1,272	$1,273

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the nine months ending June 30, 2021	$3,169
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,419
For the year ending June 30, 2024	4,529
For the year ending June 30, 2025	4,648
Thereafter	24,025
Total base rent	$45,102

9. Lessee Operating Leases

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

(in thousands)	September 30, 2020	June 30, 2020
Facilities
Right of use assets	$4,881	$5,265

Current portion of lease liabilities	1,428	1,560
Lease liabilities, net of current portion	3,730	3,990
Total liabilities	$5,158	$5,550

Weighted-average remaining life	3.8 years	3.9 years
Weighted-average discount rate	11.7%	11.7%

Vehicles
Right of use assets	$56	$61

Current portion of lease liabilities	20	20
Lease liabilities, net of current portion	36	41
Total liabilities	$56	$61

Weighted-average remaining life	2.4 years	2.8 years
Weighted-average discount rate	12.3%	12.3%

Equipment
Right of use assets	$56	$66

Current portion of lease liabilities	33	37
Lease liabilities, net of current portion	23	29
Total liabilities	$56	$66

Weighted-average remaining life	1.7 years	2.0 years
Weighted-average discount rate	12.5%	12.5%

As of September 30, 2020, the Company had remaining right of use assets of $5.0 million and lease liabilities of $5.3 million (consisting of $1.5 million in current portion of lease liabilities and $3.8 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

	For the three months ended September 30,
(in thousands)	2020	2019
Facilities
Operating lease cost	$530	$528
Cash paid for operating leases	548	498

Vehicles
Operating lease cost	$7	$7
Cash paid for operating leases	7	7

Equipment
Operating lease cost	$11	$11
Cash paid for operating leases	11	11

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the nine months ending June 30, 2021	$1,643
For the year ending June 30, 2022	1,927
For the year ending June 30, 2023	1,273
For the year ending June 30, 2024	897
For the year ending June 30, 2025	409
Thereafter	374
Total lease payments	$6,523
Imputed interest	(1,253)
Total lease liabilities	$5,270

Durable Medical Equipment

The facility leases include offices, retail and warehouse space and sleep labs.  The leases have original or amended terms ranging from 12 to 96 months, some of which include an additional option to extend the lease for up to 120 months.  Certain of these leases have variable rental payments tied to a consumer price index or include additional rental payments for maintenance costs, taxes and insurance, which are accounted for as variable rent.

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

Investment Management and General Corporate

The Company has a lease for office space located in Waltham, MA.  This office space is allocated between the investment management and general corporate segments.  On the commencement date of the lease, the non-cancellable term was for eighty-eight months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty-month period.

The lease payments commenced on October 1, 2017, four months after the Company began to occupy the space.  On an annual basis, the lease payments increase at an average rate of approximately 2.4% from $28 to $32 thousand per month.

10. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	September 30, 2020	June 30, 2020
Corbel Facility	DME Inc. and subsidiaries	$24,751	$25,106
GP Corp. Note	GP Corp.	3,072	3,072
Total principal		$27,823	$28,178
Unamortized debt issuance cost		(253)	(275)
Total long-term related party notes payable		27,570	27,903
Less current portion of related party notes payable		(1,494)	(1,418)
Related party notes payable, net of current portion		$26,076	$26,485

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	September 30, 2020	June 30, 2020
DME Revolver	DME Inc. and subsidiaries	$500	$3,900
Equipment Financing	DME Inc. and subsidiaries	1,730	2,230
Senior Note	CRIC IT	49,439	50,004
Subordinated Note	CRIC IT	3,948	3,803
Total principal		$55,617	$59,937
Unamortized debt premiums		3,257	3,251
Unamortized debt discounts and issuance costs		(1,886)	(1,956)
Total other outstanding borrowings		56,988	61,232
Less current portion of other outstanding borrowings		(3,941)	(8,255)
Other outstanding borrowings, net of current portion		$53,047	$52,977

The Company incurred interest expenses of $0.7 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the nine months ending June 30, 2021	$4,358
For the year ending June 30, 2022	4,141
For the year ending June 30, 2023	4,750
For the year ending June 30, 2024	23,835
For the year ending June 30, 2025	3,202
Thereafter	55,476
Total	$95,762

Outstanding principal on related party borrowings	$27,823
Outstanding principal on other borrowings	55,617
Future interest to be paid-in-kind	12,322
Total future required principal payments	$95,762

Additional details of each borrowing by operating segment are discussed below.

Durable Medical Equipment

In connection with the acquisition of 80.1% of DME Inc., the Company assumed a secured note (Corbel Facility) with a principal balance of $8.5 million, which was amended and increased to $25 million concurrent with the closing of the first acquisition of the durable medical equipment businesses.  In addition, the Company assumed and expanded a revolving line of credit agreement (DME Revolver) with a principal balance of $0.8 million, which was amended and increased to $6.3 million at the date of acquisition.

The Company amended and borrowed an additional $3.4 million under the Corbel Facility in June 2019.  As of September 30, 2020 the outstanding principal balance was $24.8 million.  The Corbel Facility matures on August 31, 2023, accrues interest at a variable rate of three-month LIBOR plus 10% per annum and is secured by the assets of the durable medical equipment business.  At September 30, 2020 the interest rate was 10.2%.  The Corbel Facility requires quarterly interest payments and principal payments of $0.4 million through the maturity date with the final principal balance due at maturity.  In addition, beginning with the quarter ended December 31, 2018, the Company is required to make additional quarterly principal payments based on a percentage of excess cash flows generated by the durable medical equipment business operations.  The Company has the option to prepay the borrowings outstanding in whole or in part subject to certain prepayment penalties ranging from 1% - 5% of the early payment of the principal, based on the time that the loan has been outstanding through the first five years of the loan.

The Corbel Facility is held by a related party, Corbel, which holds a non-controlling interest in DME Inc.  See Note 4 – Related Party Transactions and Note 13 – Non-Controlling Interests of Subsidiary.

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2020	2019
Principal payments	$354	$961
Interest expense	661	855

The DME Revolver had a balance of $0.5 million at September 30, 2020 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit were due on November 29, 2020 and accrue interest at a variable rate of the prime rate plus 0.4% per annum.  In November 2020, the maturity date was extended to November 29, 2022.  At September 30, 2020 the interest rate was 3.7%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  If the DME Revolver is terminated within the first year, a termination fee equal to 3% of the original credit limit will be due.  The Company has classified all borrowings under the DME Revolver as long-term in the condensed consolidated balance sheets as of September 30, 2020 based on the extended maturity date of the facility.

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

DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the three months ended September 30, 2020 and 2019, the Company financed $0.4 million and $1.3 million, respectively, in inventory and equipment through such financing agreements.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At September 30, 2020 the interest rate was 3.2%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million each June 30.

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

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2020	2019
Principal payments	$-	$-
Interest expense	26	44

Real Estate

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

The note agreements include negative covenants that restrict the Property Owner’s business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property.  Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the Lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes or performance of any material obligations under the note and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the Leases and the stock owned by the Company in the Property Owner.  See Note 8 – Lessor Operating Leases.

11. Convertible Notes

On February 26, 2020, the Company issued Convertible Notes at par with an aggregate principal balance of $30 million due February 26, 2030 (the Convertible Notes), and an additional $0.5 million of additional Convertible Notes as paid-in-kind interest on June 30, 2020.  The Convertible Notes are held by a consortium of investors, including $13.3 million issued to certain related parties.  Such Convertible Notes issued to related parties include:

▪

$6.1 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P, a significant shareholder.  Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right Capital Management, L.P.

▪

$6.5 million issued to entities associated with Jason A. Reese, including funds managed by Imperial Capital Asset Management, LLC (ICAM), a significant shareholder.  Jason A. Reese, who subsequently became Executive co-Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM.

▪	$0.7 million issued to entities associated with Eric J. Scheyer, who subsequently became a member of the Company’s Board of Directors.

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

The Company incurred interest expense of $0.6 million related to the convertible notes for the three months ended September 30, 2020.

12. CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was passed into law. Section 1102 of the CARES Act, the Paycheck Protection Program Loan (PPP Loan) provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis. In April 2020, our majority-owned subsidiary DME Inc. applied for and received $3.6 million in PPP Loans. Proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act. The PPP Loan has a two year term and bears interest at a rate of 1% per annum. To the extent proceeds are used for these covered purposes, some or all of the related principal balances may be forgiven. Monthly principal and interest payments are deferred until the U.S. Small Business Administration (SBA) has remitted the loan forgiveness amount to the lender. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Between funding and June 30, 2020, the Company spent these proceeds on covered purposes and recognized the proceeds as a reduction to operating expenses. The Company has submitted a forgiveness application to the U.S. Small Business Administration seeking full forgiveness of the PPP Loan. The eligibility requirement of the PPP Loan is subjective, and if determined that we were ineligible to receive the PPP Loan we could be required to pay the PPP Loan in its entirety.

Additionally, pursuant to the CARES Act, Congress appropriated $100 billion in relief funds for hospitals and healthcare providers through grants administered by the U.S. Department of Health and Human Services (HHS). Qualified providers of healthcare, services and support may receive HHS grants for healthcare-related expenses or lost revenue due to the COVID-19 pandemic. Retention and use of the HHS grants are subject to certain terms and conditions including that such grant funds may only be used to prevent, prepare for, and respond to COVID-19 and such grant funds will reimburse only healthcare-related expenses or lost revenues that are attributable to the COVID-19 pandemic.   If these terms and conditions are met, HHS grants do not need to be repaid. In April 2020, subsidiaries of DME Inc. received $1.4 million in HHS grants to continue providing health care treatment to patients during the COVID-19 pandemic.  Between funding and June 30, 2020, the Company used these funds as authorized by the HHS grant and recognized the proceeds as a reduction to operating expenses. We will continue to monitor our compliance with the terms and conditions of the HHS grant and any additional requirements if and when they become applicable.

We have accounted for such proceeds as in-substance government grants by analogizing to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance.

13. Non-Controlling Interests of Subsidiary

Holders of non-controlling interests (NCI) in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interests of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	September 30, 2020	June 30, 2020
DME Inc.
NCI classified as temporary equity	3,844	3,890
NCI classified as permanent equity	3,844	3,890
Total DME Inc.	7,688	7,780
GP Corp.
NCI classified as permanent equity	(810)	(782)
GE FM Holdings
NCI classified as permanent equity	791	778
Total	$7,669	$7,776

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended September 30,
(in thousands)	2020	2019
DME Inc.
NCI classified as temporary equity	(46)	(80)
NCI classified as permanent equity	(46)	(80)
Total DME Inc.	(92)	(160)
GP Corp.
NCI classified as permanent equity	(28)	(42)
GE FM Holdings
NCI classified as permanent equity	13	13
Total	$(107)	$(189)

Non-controlling interest in DME Inc. classified as temporary equity

In connection with the acquisition of the durable medical equipment businesses in September 2018, the Company issued a 9.95% common stock equity ownership in DME Inc.  The holder of the interest has a board observer rights for the DME Inc. board of directors, but no voting rights.  DME Inc. has the right of first offer if the holder desires to sell the security and in the event of a sale of DME Inc., the holder must sell their securities (drag along rights) and has the right to participate in sales of DME Inc. securities (tag along rights).  In addition, upon the seventh anniversary of issuance date, if (i) the holder owns 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of DME Inc. has not commenced and (iii) the holder has not had an earlier opportunity to sell its shares at their fair market value, the holder has the right to request a marketing process for a sale of DME Inc. and has the right to put its common shares to DME Inc. at the price for such shares implied by such marketing process.  The Company also has the right to call the holder’s common shares at such price.  The holder of the non-controlling interest is entitled to participate in earnings of DME Inc. and is not required to fund losses.  As the redemption is contingent upon future events outside of the Company’s control which are not probable, the Company has classified the non-controlling interest as temporary equity and its fair value on the date of issuance, adjusted for any earnings in DME Inc.

The holder of this non-controlling interest, Corbel, is also the holder of the Corbel Facility.  See Note 4 – Related Party Transactions and Note 10 – Borrowings.

Non-controlling interest in DME Inc. classified as permanent equity

In connection with the acquisition of the durable medical equipment businesses in September 2018, the Company issued one of the former owners, a 9.95% common stock equity ownership in DME Inc.  The rights are consistent with the non-controlling interest classified as temporary equity, other than the holder does not have a contingent put right.  Accordingly, Company has classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in DME Inc.

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

14. Stockholders’ Equity

Restricted Stock Awards (Performance Shares) and Restricted Stock Units

During the three months ended September 30, 2020, there were no awards or forfeitures of restricted stock awards included in the below table and 732,909 remain outstanding as of September 30, 2020.  Restricted stock awards granted have both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  In order to recognize compensation expense over the vesting period, the Company estimates the probability of the performance target being met on an on-going basis.  As of September 30, 2020, the Company estimates that approximately 243,322 of the restricted stock awards are probable of vesting under the performance condition.

Restricted stock units are subject to service requirements.  The Company accounts for forfeitures of the restricted stock units in the period incurred.  During the three months ended September 30, 2020 the Company granted 44,490 shares of restricted stock units granted to employees and directors.

The activity of the Company’s restricted stock awards and units for the three months ended September 30, 2020 was as follows:
Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2020	941	$3.71
Granted	44	2.36
Vested	(116)	2.73
Forfeited	-	-
Outstanding at September 30, 2020	869	$3.77

Stock Options

The following table summarizes the Company’s option award activity as of and through September 30, 2020:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2020	2,475	$3.69	5.51	$1,590
Options granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at September 30, 2020	2,475	$3.69	5.26	$-
Exercisable at September 30, 2020	1,712	$3.64	4.69	$-
Vested and expected to vest as of September 30, 2020	2,475	$3.69	5.26	$-

During the three months ended September 30, 2020 and 2019, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.4 million and $0.3 million, respectively.

As of September 30, 2020, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $2.0 million.

15. Income Tax

As of June 30, 2020, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.5 billion and $203 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2021 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.  The state NOL carryforwards will expire from 2029 through 2038.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

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

The following tables illustrate results of operations by segment:

	For the three months ended September 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$14,610	$773	$1,272	$91	$(91)	$16,655
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,207)	-	-	-	-	(4,207)
Cost of durable medical equipment rentals	(1,915)	-	-	-	-	(1,915)
Depreciation and amortization	(463)	(128)	(430)	-	-	(1,021)
Stock-based compensation(2)	-	(194)	-	(235)	-	(429)
Transaction costs(3)	-	-	-	(32)	-	(32)
Other selling, general and administrative	(7,771)	(532)	(125)	(1,146)	91	(9,483)
Total operating expenses	(14,356)	(854)	(555)	(1,413)	91	(17,087)
Other income (expense):
Interest expense	(709)	(26)	(650)	(572)	-	(1,957)
Other income (expense)	(3)	-	-	(1,372)	-	(1,375)
Total other income (expense), net	(712)	(26)	(650)	(1,944)	-	(3,332)
Total pre-tax income (loss) from continuing operations	$(458)	$(107)	$67	$(3,266)	$-	$(3,764)

	For the three months ended September 30, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$13,231	$867	$1,273	$23	$(23)	$15,371
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,463)	-	-	-	-	(3,463)
Cost of durable medical equipment rentals	(2,265)	-	-	-	-	(2,265)
Depreciation and amortization	(457)	(179)	(431)	-	-	(1,067)
Stock-based compensation(2)	-	(175)	-	(118)	-	(293)
Transaction costs(3)	-	-	-	(91)	-	(91)
Other selling, general and administrative	(6,872)	(516)	(124)	(1,577)	23	(9,066)
Total operating expenses	(13,057)	(870)	(555)	(1,786)	23	(16,245)
Other income (expense):
Interest expense	(996)	(42)	(658)	-	-	(1,696)
Other income (expense)	3	-	-	(469)	-	(466)
Total other income (expense), net	(993)	(42)	(658)	(469)	-	(2,162)
Total pre-tax income (loss) from continuing operations	$(819)	$(45)	$60	$(2,232)	$-	$(3,036)

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

The following tables illustrate assets by segment:

	As of September 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$8,306	$29	$52,882	$4	$61,221
Identifiable intangible assets, net	7,672	2,160	4,746	-	14,578
Goodwill	50,010	-	-	-	50,010
Other assets	15,220	2,542	2,279	41,818	61,859
Total	$81,208	$4,731	$59,907	$41,822	$187,668

	As of June 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$8,854	$35	$53,188	$4	$62,081
Identifiable intangible assets, net	7,974	2,284	4,871	-	15,129
Goodwill	50,010	-	-	-	50,010
Other assets	19,055	2,654	2,171	44,345	68,225
Total	$85,893	$4,973	$60,230	$44,349	$195,445

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

Our investment management business manages a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, and separate accounts for an institutional investor.  The combined assets under management of these entities at September 30, 2020 was approximately $196.1 million.

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

As of June 30, 2020, we had $1.5 billion of net operating loss (NOL) carryforwards for federal income tax purposes.

COVID-19

During the quarter ended September 30, 2020, the Company continued to experience suppressed revenues relative to its pre-pandemic expectations due to the continuing impact of the Coronavirus Disease 2019 (COVID-19) pandemic.  In particular, during the quarter ended September 30, 2020, the investment management business continues to experience reduced assets under management in our managed portfolios as compared to pre-pandemic levels.  COVID-19 may continue to impact such managed portfolios as well as the value of the shares of GECC held by the Company in the future.  In addition, the durable medical equipment business continues to experience a suppressed referral pipeline for sleep studies and durable medical equipment set-ups.  In addition, the durable medical equipment business continues to experience a suppressed referral pipeline for sleep studies and durable medical equipment set-ups.  The impact of COVID-19 continues to evolve and its duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company expects to experience decreased durable medical equipment rental revenues in the near future due to the reduction in new patient set-ups during the pandemic. Should the disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business and operations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP). The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three months ended September 30, 2020, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as it relates to recurring transactions.

Results of Operations

The following discussion reflects the historical performance of our three business operating segments and general corporate.  We expect that our results of operations in future periods will be adversely impacted by the COVID-19 outbreak and its negative effects on the global economic conditions.

The following table provides the results of our consolidated operations:

	For the three months ended September 30,
	2020	Percent Change	2019
Revenue:
Total revenue	$16,655	8%	$15,371
Operating costs and expenses:
Cost of goods sold	(4,207)	21%	(3,463)
Cost of rentals	(1,915)	(15)%	(2,265)
Other selling, general and administrative	(9,944)	5%	(9,450)
Depreciation and amortization	(1,021)	(4)%	(1,067)
Total operating expenses	(17,087)		(16,245)
Operating income (loss)	(432)		(874)
Other income (expense):
Interest expense	(1,957)	15%	(1,696)
Other income (expense)	(1,375)	195%	(466)
Total other expense, net	(3,332)		(2,162)
Total pre-tax income (loss) from continuing operations	$(3,764)		$(3,036)

Revenue

For the three months ended September 30, 2020, revenues included $14.6 million from the durable medical equipment businesses, $0.8 million from the investment management business, and $1.3 million from the real estate business.  For the three months ended September 30, 2019, revenues included $13.2 million from the durable medical equipment businesses, $0.9 million from the investment management business, and $1.3 million from the real estate business.

The increases in revenues for the three months ended September 30, 2020 as compared to the corresponding periods in the prior year are primarily attributable to organic growth in the durable medical equipment businesses.

Operating costs and expenses

The increase in operating costs for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is primarily attributable to the additional costs associated with the durable medical equipment business, including cost of goods sold and general and administrative costs. The increase in costs are primarily due to increase in topline sales, along with increase in expenses to enhance scalability of the durable medical equipment business.  These increases are partially offset by decreases in costs of rentals associated with the durable medical equipment businesses due primarily to reduced referral pipelines for new equipment set-ups during the COVID-19 pandemic.

Other income (expense)

Interest expense increased for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to interest expense associated with the Convertible Notes issued in February 2020.  Other income and expense consisted of dividend income and unrealized gains or losses on the Company’s investment in GECC and interest income earned on cash balances.  The period over period increase in net other expense is primarily attributable to larger unrealized losses on the Company’s investment in GECC as compared to the prior period.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business:

	For the three months ended September 30,
(in thousands)	2020	Percent Change	2019
Revenue:
Total revenue	$14,610	10%	$13,231
Operating costs and expenses:
Cost of goods sold	(4,207)	21%	(3,463)
Cost of rentals	(1,915)	(15)%	(2,265)
Transaction costs	-	-%	-
Other selling, general and administrative	(7,771)	13%	(6,872)
Depreciation and amortization	(463)	1%	(457)
Total operating expenses	(14,356)		(13,057)
Other income (expense):
Interest expense	(709)	(29)%	(996)
Other income (expense)	(3)	(200)%	3
Total other expense, net	(712)		(993)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(458)		$(819)

Durable Medical Equipment Revenue

For the three months ended September 30, 2020, revenues from the sale of medical equipment and sleep study services were $8.0 million and $1.2 million respectively, while for the three months ended September 30, 2019 such revenues were $6.4 million and $1.4 million, respectively.  The increases in medical equipment sales versus the corresponding period in the prior year are primarily attributable to organic growth of CPAP resupply sales, while the decrease in sleep study services is primarily attributable to softened demand for sleep studies during the ongoing COVID-19 pandemic.

For the three months ended September 30, 2020, rental revenue was $5.4 million as compared to $5.5 million for the corresponding period in the prior year.  This decrease is due primarily to reduced referral pipelines for new equipment set-ups, which are customarily driven by in-house or external sleep studies.

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

For the three months ended September 30, 2020 and 2019, payroll related costs were $5.2 million and $4.8 million respectively, with the increases primarily related to accrued management bonuses in the current year that were not probable and therefore not accrued in the prior comparable period.  Professional service and consulting fees were $0.7 million and $0.3 million, respectively, with the increases related to continued investments to enhance the scalability of the durable medical equipment platform.  Freight and postage expenses were $0.4 million and $0.3 million, respectively, with the increases primarily attributable to the additional costs of remote patient set-ups which were performed in person prior to the COVID-19 pandemic.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.  Depreciation and amortization for the three months ended September 30, 2020 as compared to the corresponding period in the prior year remained flat.

The decrease in interest expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 is attributable primarily to lower outstanding principal balances on the Corbel Facility and DME Revolver, decreasing to $25.3 million at September 30, 2020 as compared to $33.1 million at September 30, 2019.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business:

	For the three months ended September 30,
(in thousands)	2020	Percent Change	2019
Revenue:
Total revenue	$773	(11)%	$867
Operating costs and expenses:
Stock-based compensation	(194)	11%	(175)
Consulting agreement	-	(100)%	(211)
Other general and administrative	(532)	74%	(305)
Depreciation and amortization	(128)	(28)%	(179)
Total operating expenses	(854)		(870)
Other income (expense):
Interest expense	(26)	(38)%	(42)
Other income (expense)	-	-%	-
Total other expense, net	(26)		(42)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(107)		$(45)

Investment Management Revenue

Investment management revenues include management fees and administrative fees.  For the three months ended September 30, 2020 and 2019, management fees were $0.6 million and $0.8 million, respectively, and administrative fees were $0.2 million and $0.1 million, respectively.

The decrease in management fees for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 is attributable to decreases in the average assets on which such fees are calculated as a result of the impact of COVID-19 on the portfolio managed.

Investment Management Costs and Expenses

GECM had a consulting agreement with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.  The consulting agreement expired in November 2019 and as such, there were no corresponding fees incurred for the three months ended September 30, 2020.

Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding stock-based compensation.  The increase in general and administrative costs for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, is primarily attributable to an increase in allocated payroll costs due to additional staffing in the investment management business.

Interest expense for the three months ended September 30, 2020 decreased as compared to the three months ended September 30, 2019 due to the decrease in LIBOR, on which the interest rate is based.

Real Estate Business

The key metrics of our real estate business include rental revenues, depreciation on rental properties and interest expense on the related debt.

The following table provides the results of our real estate business:

	For the three months ended September 30,
(in thousands)	2020	Percent Change	2019
Revenue:
Total revenue	$1,272	(0)%	$1,273
Operating costs and expenses:
General and administrative	(125)	1%	(124)
Depreciation and amortization	(430)	(0)%	(431)
Total operating expenses	(555)		(555)
Other income (expense):
Interest expense	(650)	(1)%	(658)
Other income (expense)	-	-%	-
Total other expense, net	(650)		(658)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$67		$60

Real Estate Revenue

Real estate rental revenue for the three months ended September 30, 2020 was consistent with the three months ended September 30, 2019.  Real estate rental revenue consists of rents received from the Class A office buildings in Fort Meyers, Florida.

Real Estate Costs and Expenses

The real estate business’ costs primarily consist of management fees, insurance and state sales tax, depreciation of real estate assets and the amortization of the in-place lease intangible assets.  Our costs and expenses have generally remained consistent year over year.

General Corporate

The following table provides the results of our general corporate activities:

	For the three months ended September 30,
(in thousands)	2020	Percent Change	2019
Revenue:
Total revenue	$91	296%	$23
Operating costs and expenses:
Stock-based compensation	(235)	99%	(118)
Transaction costs	(32)	(65)%	(91)
Other general and administrative	(1,146)	(27)%	(1,577)
Depreciation and amortization	-	-%	-
Total operating expenses	(1,413)		(1,786)
Other income (expense):
Interest expense	(572)	-%	-
Other income (expense)	(1,372)	193%	(469)
Total other income (expense), net	(1,944)		(469)
Operating income (loss):
Total pre-tax income (loss) from continuing operations	$(3,266)		$(2,232)

General Corporate Revenue

For the three months ended September 30, 2020 and 2019, all revenue was derived from fees earned by Great Elm DME Manager, LLC (DME Manager), which provides consulting services to Great Elm DME, Inc. (DME Inc.).

Revenues for the three months ended September 30, 2020 increased as compared to the three months ended September 30, 2019 as a result of increased management fees earned from the durable medical equipment business.

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

The decrease in other general and administrative costs for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 is primarily attributable to lower audit-related professional fees due to the change in auditors in the prior fiscal year, as well as the Company becoming a non-accelerated filer with reduced reporting requirements under the updated rules of the SEC.

Other Income (Expense)

Interest expense for the three months ended September 30, 2020 consists of interest on the Convertible Notes which were issued in February 2020.  There is no corresponding debt or related interest expense for the three months ended September 30, 2019.

Other income (expense) primarily consists of dividends and unrealized losses on the Company’s investment in GECC and interest income earned on cash balances.  The decrease in other income (expense) is primarily driven by fluctuations in the fair value of the investment in GECC, which resulted in unrealized losses of $1.9 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively.  Our investment in GECC is marked-to-market by reference to the closing price on Nasdaq as of each period end.

Income Taxes

As of June 30, 2020, the Company had NOL carryforwards for federal and state income tax purposes of approximately $1.5 billion and $203 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2021 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.  The state NOL carryforwards will expire from 2029 through 2038.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

Liquidity and Capital Resources

Cash Flows

Operating cash flows provided by continuing operations for the three months ended September 30, 2020 were $1.8 million.  The net cash inflow in our continuing operations was primarily the result of our net loss of $3.9 million offset by non-cash charges of $5.5 million.  Additional net cash inflows from operations are attributable to an increase of $0.8 million in accounts payable, accrued liabilities and other liabilities partially offset by outflows due to decreases of $0.4 million and $0.4 million related to operating leases and prepaid assets, deposits, and other assets, respectively.  The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

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

Investing cash flows used in continuing operations for the three months ended September 30, 2020 were $15.0 million.  The net cash outflow primarily consisted of $13.6 million in commitments to purchase investments related to participation in the GECC non-transferable rights offering in September 2020.  Subsequent to quarter end, GECC announced the results of the non-transferable rights offering in which the Company’s total purchase was determined to be $8.8 million and the remaining $4.8 million of cash was returned to the Company.

Investing cash flows used in continuing operations for the three months ended September 30, 2019 were $1.4 million.  The net cash outflow primarily consisted of $2.1 million in purchases of equipment for rental partially offset by proceeds from sale of equipment held for rental and disposal of property and equipment.

Financing cash flows used in continuing operations for the three months ended September 30, 2020 were $4.8 million which primarily consisted of $3.4 million in principal payments our revolving line of credit and $1.1 million in principal payments on equipment financing debt.

Financing cash flows used in continuing operations for the three months ended September 30, 2019 were $1.7 million which primarily consisted of principal payments on long term debt, related party notes payable and our revolving line of credit.

Financial Condition

As of September 30, 2020, we had an unrestricted cash balance of $22.5 million.  We also beneficially own 2,142,238 shares of GECC common stock with an estimated fair value of $7.2 million as of September 30, 2020.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, to issue equity securities and to incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of September 30, 2020, the Company had $30.5 million face value in Convertible Notes outstanding.  The Convertible Notes are held by a consortium of investors, including related parties.  The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company.

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

As of September 30, 2020, the Company had a note due to a non-controlling interest holder of DME Inc., Corbel Capital Partners SBIC, L.P. (Corbel), totaling $24.8 million that accrues interest at a rate of three-month LIBOR plus 10.0% (at September 30, 2020, the effective interest rate was 10.2%) through maturity on August 31, 2023 (the Corbel Facility).  The Corbel Facility requires quarterly interest payments along with principal payments of $0.4 million plus an additional amount based on excess cash flows, if any, generated by the durable medical equipment business operations.  The Corbel Facility is secured by all of the assets of the durable medical equipment business.

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

The Company has a credit facility with Pacific Mercantile Bank that accrues interest at the prime rate plus 0.4% (at September 30, 2020, the effective rate was 3.7%) through maturity on November 29, 2022 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.  $0.5 million was drawn on the DME Revolver as of September 30, 2020.

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

The Company remains focused on exploring ways to lower the cost of capital of the durable medical equipment business and obtain additional funds for potential future acquisitions.

As of September 30, 2020, the Company had a related party GP Corp. Note due to MAST Capital totaling $3.1 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at September 30, 2020, the effective rate was 3.2%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between one of our wholly-owned subsidiaries, Great Elm Capital Management, Inc. (GECM) and GECC GP Corp. (the Profit Sharing Agreement) that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

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

As of September 30, 2020, the Company had a senior note due to Wells Fargo Bank Northwest, National as trustee totaling $49.4 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of September 30, 2020, the Company had a subordinated note due to Wells Fargo Bank Northwest, National as trustee totaling $3.9 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.  There have been no material changes from the risk factors previously disclosed.

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

101

Materials from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL GROUP, INC.

Date: November 16, 2020	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: November 16, 2020	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer